Form 10KSB
period 2006-08-31
Kingston Mines Ltd.
filed 2006-11-29
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2006

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-130922

                               KINGSTON MINES LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0471111
                    (I.R.S. Employer Identification number)

        106-1990 S.E. KENT AVE., VANCOUVER, BRITISH COLUMBIA     V5P 4X5
             (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number: (604) 642-9561

           Securities registered under Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer had no revenue for the fiscal year ended August 31, 2006.

As of August 31, 2006, the Issuer had 8,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company", and "Kingston" means Kingston Mines Ltd., unless otherwise indicated.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of Nevada on June 16, 2005. Our office is located at 1990 S.E. Kent Ave., Suite 106, Vancouver, British Columbia, Canada V5P 4X5. We have no subsidiaries. Our telephone number is (604) 642-9561. Our facsimile number is (604) 648-8207. Our President, Mr. Hilford, provides this office space on a rent-free basis.

We are an exploration stage company in that we are engaged in the search for mineral deposits that are not in either the development or production stage, with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on our property. We need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

We have not commenced business operations. To date, our activities have been limited to organizational matters, acquiring the Sugarloaf Property, obtaining a geology report and the preparation and filing of the registration statement.
Our assets are limited to our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy.

By a Transfer of Mineral Disposition dated August 30, 2005, from our Vice-President, Thomas Mills, we acquired a 100% interest in a mineral claim located near the southern boundary of the Town of Merritt in British Columbia, Canada, having a total area of 497.436 hectares (the "Sugarloaf Property"). The initial claim underlying the Sugarloaf Property is registered with the Province of British Columbia under mineral tenure no. 514065 and is presently in good standing. Mr. Mills acquired the Sugarloaf Property from Guy Delorme (an independent third party) for a cash payment of C$5,000, and subsequently transferred the property to us. We are indebted to Mr. Mills for the cost to him of acquiring and transferring the Sugarloaf Property.

  MAP OF THE LOCATION OF THE ORIGINAL SUGARLOAF PROPERTY IN BRITISH COLUMBIA,
                                    CANADA.



                                [GRAPHIC OMITED]



Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Sugarloaf Property. Once we have completed each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

If our directors decide not to proceed with the exploration of the Sugarloaf Property, we may seek other business opportunities in the natural resource sector. We do not have any specific alternative business opportunities in mind and we have not planned for any such contingency. Any resource property being considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees charged by consulting geologists, preparation of geological reports on properties, title searches and travel costs associated with on-site inspections. During this period, we will also need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.
In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding.

We presently have no known reserves of any type of mineral. We plan to conduct appropriate exploration work on the Sugarloaf Property in order to ascertain whether it possesses commercially exploitable reserves of valuable minerals. There can be no assurance that commercially exploitable reserves of valuable minerals exist on the Sugarloaf Property or that we will discover them, if they exist. If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations.

Even if we complete our proposed exploration program on the Sugarloaf Property and we are successful in identifying an economic mineral deposit, we will need to raise additional funding to finance further drilling and engineering studies before we will know if we have commercially exploitable reserves of valuable minerals.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MINERAL CLAIMS

The Sugarloaf Property initially consisted of a single claim comprising 497.436 hectares (British Columbia Mineral Tenure No. 514065), wholly owned by us. At the suggestion of our consulting geologist, we expanded the Sugarloaf Property by staking an additional 1,367.994 hectares contiguous with the initial claim. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the claims currently composing the Sugarloaf Property.


-------------------------------------------------------------------------------------------------

TENURE                                                                         MINING
NUMBER  CLAIM NAME    OWNER                       MAPSHEET  DATE OF RECORD     DIVISION  AREA HA.
-------------------------------------------------------------------------------------------------
514065                Kingston Mines Ltd. (100%)  092I      June 7, 2005       Nicola     497.436
522482  SUGARLOAF 1   Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola     331.591
522483  SUGARLOAF 3   Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola     414.39
522484  SUGARLOAF 4   Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola     414.671
522485  SUGARLOAF 5   Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola     207.337
-------------------------------------------------------------------------------------------------

TOTALS  5 TITLES                                                               Hectares  1865.43
                                                                               Acres     4607.6
=================================================================================================

Our mineral titles allow us to explore the claims composing the Sugarloaf Property subject to the laws and regulations of the Province of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy, Mines and Petroleum Resources, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals that were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Under British Columbia law, our mineral claims may be held for one year after the Date of Record, and thereafter from year to year if, on or before the anniversary date, we either perform exploration and development work on the claim since the last anniversary date having a value of not less than C$4 per hectare, or we pay the cash equivalent in lieu of work performed plus a 10% submission fee. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. Our Vice-President has paid $8000 on our behalf to keep the claims underlying the Sugarloaf Property in good standing until their respective renewal dates in 2007.

         MAP OF THE EXPANDED SUGARLOAF PROPERTY SHOWING CLAIMS NUMBERS



                                [GRAPHIC OMITED]




GLOSSARY  OF  TECHNICAL  TERMS

The following are the definitions of certain technical and geological terms used in this Annual Report on Form 10-KSB:

ALKALINE: The condition of water or soil that contains a sufficient amount of alkali substance to raise the pH above 7.0.

AUGER: A rotary drill that uses a screw device to penetrate, break, and then transport the drilled material.

BARITE: A dense sulfate mineral that can occur in a variety of rocks, including limestone and sandstone, and is commonly used to add weight to drilling mud.

BASE METAL:  Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.)

BATHOLITH:  Cooled molten rock intruded into surrounding county rock.

BENTONITE: A clay which has great ability to absorb water and which swells accordingly.

BITUMINOUS B RANK COAL: A middle rank coal (between sub-bituminous and anthracite) formed by additional pressure and heat on lignite. Usually has a high Btu value and may be referred to as "soft coal."

CALC-ALKALINE:  Igneous rocks containing calcium-rich feldspar.

CLASTIC ROCK: A sedimentary rock composed principally of fragments derived from pre-existing rocks and transported mechanically to their place of deposition.

CORE: The long cylindrical piece of rock, from one to three inches in diameter, brought to surface by diamond drilling.

DIAMOND DRILL: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DIORITE: An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.

EOCENE: Early epoch of the Tertiary period, between Paleocene and Oligocene, lasting from around 55 million years to 40 million years ago.

EPITHERMAL-STYLE MINERALIZATION: A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

FACIES: The overall characteristics of a rock unit that reflect its origin and differentiate the unit from others around it. Mineralogy and sedimentary source, fossil content, sedimentary structures and texture distinguish one facies from another.

FELSIC: Term used to describe light-colored rocks containing feldspar, feldspathoids and silica.

GRANITE: An igneous (formed from molten material) rock that solidified within the Earth's crust and is principally composed of quartz, feldspar, and biotite.

GYPSUM:  A sedimentary rock consisting of hydrated calcium sulphate.

HIGH VOLATILE BITUMINOUS B RANK COAL: A non-binding bituminous coal having between 13,000 and 14,000 B.T.U.

INDUCED POLARIZATION/IP: A geophysical survey technique that measures the passage of electrical current sent into the ground, commonly used to development an estimate of the abundance of metallic sulfide minerals below the surface.

INTRUSION:  A mass of rock that has been forced into or between other rocks.

INTRUSIVE: A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

JURASSIC: A period of geological time approximately from 135 million years ago to 203 million years ago.

LIMESTONE: A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LIMY:  Of, or having the quality of limestone.

BED:  A stratum of coal or other sedimentary deposit.

LOWER JURASSIC:  Early Jurassic.

MAFIC: Pertaining to or composed of the ferrmagnesion rock-forming silicates, said of some igneous rocks and their constituent minerals.

MAGNETITE: Magnetic iron ore, being a black iron oxide containing 72.4% iron when pure.

MAGNETOMETER: An instrument used to measure the magnetic attraction of underlying rocks.

MESOZOIC: A subdivision of geologic time that covers the period from about 245 to 66 million years ago.

MINERALIZATION: The presence of economic minerals in a specific area or geological formation.

MISSISSIPPIAN: Of or belonging to the geologic time, system of rocks, or sedimentary deposits of the fifth period of the Paleozoic Era that covers the period from 345 million to 310 million years ago, characterized by the submergence of extensive land areas under shallow seas.

PALEOCENE: Of or belonging to the geologic time, rock series, or sedimentary deposits of the first epoch of the Tertiary Period that covers the period from 63 million to 58 million years ago, marked by the appearance of placental mammals and continental collisions leading to the formation of the Rocky Mountains and the Himalayas.

PLUTONS: A large body of intrusive igneous rock that solidified within the crust.

POLYMETALLIC: Complex ores containing profitable amounts of more than one valuable mineral.

PORPHYRY: Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

PORPHYRY COPPER: disseminated copper minerals in a large body of porphyry, a rock containing phenocrysts in a fine grained mass.

PRECIOUS METAL: Any of several metals, including gold and platinum, that have high economic value.

QUATERNARY: The geologic time period comprising approximately the last 1.65 million years.

RESERVES: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

RHYOLITE: A fine-grained (extrusive) igneous rock which has the same chemical composition as granite.

SEDIMENTARY: Formed by the deposition of eroded material. Pertaining to sediments laid down by rivers and streams.

SEDIMENTARY ROCKS: Secondary rocks formed from material derived from other rocks and laid down under water. Examples are lime stone, shale and sandstone.

SKARN: Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

STOCKWORK: A network of (usually) quartz veinlets produced during pervasive brittle fracture.

STRATA:  More than one bed or layer of rock.

STRATIFORM: Occurring within and parallel to the rock strata, and deposited at the same time.

SUBAERIAL:  Located or occurring on or near the surface of the earth.

SUBMARINE:  Located or occurring under water.

SULPHIDE:  A compound of sulphur and some other element. Example: iron sulphide.

TERTIARY: A geologic time period ranging from approximately 66 to 26 million years before the present.

TRENCHING: The process of creating a long, narrow excavation dug through overburden, or blasted out of rock, to expose a vein or ore structure.

TRIASSIC: the earliest of the three geologic periods comprised in the Mesozoic era.

UNCONFORMABLE: Two groups of sedimentary rocks that are separated by a break in the depositional cycle and commonly have different orientations.

VEIN: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

VOLCANIC ROCK: A group of igneous rocks that consolidated from molten material at the surface of the earth.

VOLCANOGENIC:  A term used to describe the volcanic origin of mineralization.


HISTORY  OF  THE  CLAIMS

According to the geological summary report prepared by Barry J. Price, P.Geo., numerous exploration work programs expending a total of at least $200,000 to $300,000 have overlapped the Sugarloaf Property over the past 20 years. These programs were undertaken to search for copper deposits comparable to those that had been found by other companies nearby. As yet, the work programs have been small and repetitive, generally including prospecting, small magnetometer surveys and little else. Most recently, part of the area was held as the Cube claims, by Guy Delorme for the beneficial owner, Nustar Resources Inc. of Delta, British Columbia. The present claim was sold outright to our Vice-President, Thomas Mills by Guy Delorme. Thomas Mills then sold the claims to us on August 30, 2005. Neither Guy Delorme nor Nustar Resources Inc. have any relationship with Kingston Mines Ltd., its officers or directors.

Mr. Price's report indicates that the best showing on the property is perhaps the Jan showing on the south side of Hamilton Creek, where a 1980 drillhole intercepted 20 feet averaging 1.13% copper in a mineralized and trenched area. Geochemical and geophysical surveys over parts of the property have investigated other copper and magnetite skarn showings.

In 1980, a 50 lb. barite boulder was found in Hamilton Creek, which, Mr. Price believes demonstrates potential for volcanogenic massive sulphide showings in the area.

LOCATION AND ACCESS

The Sugarloaf Property is located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada. It is more particularly located five miles south of the Village of Nicola and four miles east of the Town of Merritt. Access to the area is gained by traveling three miles east of Merritt on Highway 97C and then north on a property access road for 0.6 miles. Ranch roads offer limited property access in several places.

LOCAL RESOURCES

The Sugarloaf Property is adjacent to a major BC Highway and within 7 kilometers of the large town of Merritt, which has most supplies and services, including motels, restaurants, grocery stores, lumber yards etc. A large labor pool exists in the area, some of which has mining exploration training or familiarity. In the past, one or more diamond drill operators have had equipment in Merritt. Power lines are present within one or two kilometers of the property.

PHYSIOGRAPHY AND VEGETATION

The Sugarloaf Property is situated within the Interior Plateau of south-central British Columbia, with topography typical of the high rolling uplands of the region. Elevations on the property range from 2000 feet in the southern part of the property adjacent to Hamilton Creek, to 3000 feet. Climate consists of relatively dry and warm summers with cold winters. Snowfall is not excessive, and work could continue from March through November, and possibly later.

The property lies on the eastern flank of the Cascade Mountains which are a part of the Coast Mountain System, within the Dry Belt of the Interior Plateau. This area is characterized by low to moderate, rounded mountainous terrain. The property covers open and wooded rangeland in low to moderate mountainous terrain about Sugarloaf Mountain whose elevation reaches 1,364 metres (4,474 feet). The property exhibits open rangeland with patches of coniferous and deciduous trees covering plateau or terraced benches. There are also concentrations of tree and shrub cover near creeks or streams.

REGIONAL GEOLOGY

The area of the Sugarloaf Property lies within the Intermontane Belt and is part of the Quesnel Terrane. It is primarily underlain by Late Triassic, alkaline to calc-alkaline, predominantly mafic to intermediate but locally felsic, submarine and subaerial volcanic rocks and volcanic-derived sedimentary rocks of the Nicola Group. This arc-volcanic package is intruded by large diorite to granite plutons ranging in age from Triassic-Jurassic to early Tertiary. The largest of these is the Late Triassic to Early Jurassic multi-phase Guichon Creek batholith located in the western part of the area. Clastic and volcanic rocks of Jurassic to Tertiary age unconformably overlie the Nicola Group in local areas.

The eastern part of the area is dominated by the Nicola horst, a fault bounded uplift which comprises metamorphosed Nicola rocks and highly deformed, sedimentary rocks intruded by Triassic, Jurassic and Paleocene plutons. Structurally, there are two predominant fault sets in the area; a northwest striking set of probable Mesozoic age, and a north to northeast striking set of mainly extensional faults of Tertiary age.

The most economically important mineral deposits in the region are the large, calc-alkaline type, porphyry copper-molybdenum-gold-silver deposits hosted by the Guichon Creek batholith. The area also includes the past producing Craigmont mine, a large copper skarn in Nicola rocks, and coal mines in Tertiary rocks of the Merritt basin. Throughout its length, the Triassic-Jurassic volcanic and intrusive rocks of the Quesnel terrane host important alkaline-porphyry copper-gold deposits such as Afton mine near Kamloops, and numerous small skarn, vein and stockwork-type base and precious metal occurrences. The recent discovery of the Fox zinc-copper-gold-silver-barite prospect north of Merritt has prompted prospecting for stratiform volcanogenic deposits, particularly in the western volcanic facies of the Nicola Group.

PROPERTY GEOLOGY

The Sugarloaf Mountain area is underlain by Nicola Group Volcanics of the "Western Facies" which includes some limy beds and some rhyolitic units, among more basic varieties. There may be dioritic intrusions of small size on Sugarloaf Mountain, but none are known within the Sugarloaf Property area.

MINERALIZATION

The area of Merritt, British Columbia, contains numerous mineral occurrences and is in the Intermontane tectonic belt dominated by Quesnellia terrane rocks and numerous faults. The Highland Valley porphyry copper district occupies the western portion of the area (North of Iron Mountain) where copper deposits lie within the Late Triassic Guichon Creek batholith. The batholith intrudes sedimentary and volcanic strata of the Mississippian to Triassic Cache Creek and Upper Triassic Nicola groups and is unconformably overlain by sedimentary and volcanic strata ranging in age from Lower Jurassic to Middle Tertiary.

The remainder of the Merritt area is predominantly underlain by Nicola Group volcanic, sedimentary and intrusive rocks overlain by extensive Quaternary cover. Numerous copper occurrences are predominant in the Nicola Group.

The Swakum Mountain area is noted for polymetallic skarn-type mineralization, lead-zinc-silver bearing quartz veins and replacements, and polymetallic-precious metal quartz veins in Nicola Group rocks, with limited past production being recorded. In the Stump Lake area, Nicola Group rocks host numerous polymetallic-precious metal quartz veins which have also received limited past production.

In the Merritt area, the Merritt Coalfield occurs in Eocene Coldwater Formation sediments. The area is a past producer and hosts an estimated 18 million tonnes of high volatile bituminous B rank coal.

Skarn-type mineralization is also prevalent where Craigmont Mines milled 34 million tones of copper-iron ore before closing in 1982. Recent exploration is focused on epithermal-style mineralization in Nicola Group volcanics.

Industrial mineral occurrences of bentonite, gypsum, and limestone have also been identified.

GEOLOGY  REPORT

We retained Mr. Barry J. Price, P.Geo., to complete an initial evaluation of the Sugarloaf Property and to prepare a geological summary report on it. Mr. Price did not visit the property prior to preparing his report, but has worked on numerous similar properties within a radius of six miles of Merritt, British Columbia.

Mr. Price is an independent Consulting Geologist and Professional Geoscientist, currently registered as a Professional Geoscientist (P. Geo.) in the Province of British Columbia with the Association of Professional Engineers and Geoscientists, the B.C. Yukon Chamber of Mines and the Canadian Institute of Mining and Metallurgy. He graduated from the University of British Columbia in 1965 with a Bachelors Degree in Science (Honors), in the field of Geology, and received a further Degree of Master of Science in Economic Geology from the same university in 1972. Mr. Price has practiced as a Geologist for the past 40 years in the fields of Mining Exploration, Oil and Gas Exploration, and Geological Consulting.

RECOMMENDED EXPLORATION PROGRAM

Based on his review of data relating to the Sugarloaf Property, Mr. Price concluded that the Sugarloaf Property warrants further exploration, given past showings of copper and magnetite skarn. He recommended a two-phase exploration program to further evaluate the property.

Phase I would consist initially of prospecting and mapping to locate all past showings, including a GPS survey. Following this, additional work will include rock geochemistry, some soil lines (auger sampling), trenching by backhoe, and induced polarization (IP) surveys. As part of Phase I, Mr. Price also recommended expanding the Sugarloaf Property. On November 21, 2005, we secured four additional claims adjacent to the Sugarloaf Property, increasing the total area of the Sugarloaf Property from 497.436 hectares (1228.7 acres) to 1865 hectares (4607.6 acres).

Phase II will consist of core sampling by diamond drilling up to five holes to a depth of 200 meters.

An estimated budget for our exploration program is set out in the following table:

-----------------------------------------------------

PHASE ONE
-----------------------------------------------------

Prospecting, GPS Mapping, data compilation   $ 13,000
Claim staking (completed)                    $  2,500
Backhoe Trenching (all inclusive)            $ 17,000
IP Survey (all inclusive)                    $ 34,000
Contingency:                                 $  6,000
-----------------------------------------------------

TOTAL PHASE I COSTS:                         $ 72,500
-----------------------------------------------------

PHASE TWO
-----------------------------------------------------

Diamond Drilling and Core Sampling:
Estimated: 1000 meters
(up to 5 holes x 200 meters each)
(supervision and all costs inclusive)        $127,500
-----------------------------------------------------

TOTAL PHASE II COSTS:                        $127,500
-----------------------------------------------------

TOTAL PROGRAM COSTS:                         $200,000
=====================================================

The above budget was provided to us by Mr. Price and is contained in his geological report respecting the Sugarloaf Property. Actual project costs may exceed Mr. Price's estimates.

We have completed the additional claim staking recommended by Mr. Price from cash on hand. Proceeds from our the sale of the minimum number of shares in our ongoing initial public offering will be sufficient to complete Phase I of the proposed exploration program, but not Phase II. If we are able to sell all of the offered shares, we will have sufficient capital to fund the completion of Phase II. To the extent that we are unable to sell all of the offered shares, we may be required to seek additional funding in order to complete Phase II.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MANAGEMENT  EXPERIENCE

Our management has no professional training or technical credentials in the exploration, development, and operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

GEOLOGICAL  AND  TECHNICAL  CONSULTANTS

Since our officers and directors are inexperienced with exploration, we intend to retain qualified persons on a contract basis to perform the surveying, exploration, and excavating of the Sugarloaf Property as needed. We intend to retain Barry J. Price to undertake the exploration of the Sugarloaf Property given his familiarity with the area. We do not have any verbal or written agreement regarding the retention of Mr. Price for the exploration program, though he has indicated that if he is available, he is prepared to provide his services.

Mr. Price has been providing consulting geological services for major and junior exploration companies since 1979. His experience includes the preparation of qualifying reports and property evaluations, the development of exploration programs, and the supervision of major drill programs. He has conducted property inspections in Canada, US, Mexico, Cuba, Panama, Nicaragua, Peoples Republic of China, Republic of South Africa, Ecuador, Argentina and Indonesia. He has also prepared geological research compilations for areas of Ecuador, China, Panama, Argentina, Australia. He is familiar with volcanogenic massive sulphides and volcanic/sediment-hosted red-bed copper deposits. Mr. Price has been named as a professional geologist in registration statements filed by Corumel Minerals Corp. (Commission File No. 333-106298), and Darwin Resources Corp. (Commission File No. 333-123081).

COMPETITIVE  FACTORS

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims.

We are a junior mineral exploration company. We compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

LOCATION  CHALLENGES

We do not expect any major challenges in accessing the Sugarloaf Property during the initial exploration stages.

REGULATIONS

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for the location, posting and working of claims, along with the reporting of work performed.

We must also comply with the British Columbia Mineral Exploration Code, which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit our exploration plan for review. We believe that the plan will be accepted and an exploration permit will be issued to us. The exploration permit is the only permit or license we will need to explore for base minerals on the Sugarloaf Property.

We will be required to obtain work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Due to the backhoe trenching contemplated by Phase I of our exploration program and the drilling involved in Phase II, we will be required to obtain a work permit before commencing these activities. The time required to obtain a work permit is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. The budget for our exploration program includes all associated regulatory compliance costs.

We will also be required by the Mines Act to bear the cost of reclamation and environmental remediation for all work undertaken that causes sufficient surface disturbance to require reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.

Phases I and II of our exploration program will involve reclamation and remediation work. Under Phase, we will be required to refill backhoe trenches and restore the land to its pre-exploration state. Under Phase II, we will be required to plug our core holes. All anticipated costs for reclamation and remediation are included in the budget of our exploration program. No other reclamation or remediation work resulting from Phases I or II of the exploration program is anticipated.

Any exploration or development work that is undertaken beyond completion of Phases I and II of the exploration program will likely entail further reclamation and environmental remediation costs. The total amount of these costs cannot be predicted at this time because we do not know the size, tenor, or quality of any minerals underlying the Sugarloaf Property and cannot predict the extent of any future exploration or development work. If we enter into substantial exploration of the Sugarloaf Property, the cost of complying with permit and regulatory environment laws will be greater than for Phases I and II of our exploration program because the impact on the project area will be greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we decide to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the Phases I or II of the exploration program.

EMPLOYEES

We currently have no employees other than our two officers and directors, who have not been paid for their services and will not receive compensation from the proceeds of this offering. We do not have any employment agreements with our directors and officers. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. We do not intend to hire any employees for the next twelve months and until we have proven mineral reserves.


                                  RISK FACTORS

THERE ARE NUMEROUS AND VARIED RISKS, KNOWN AND UNKNOWN, THAT MAY PREVENT US FROM ACHIEVING OUR GOALS, INCLUDING THOSE DESCRIBED BELOW. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE WILL FACE. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR FINANCIAL PERFORMANCE AND BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. BEFORE MAKING ANY INVESTMENT DECISION, YOU SHOULD ALSO REVIEW AND CONSIDER THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10KSB AND THE EXHIBITS THERETO.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, THEN OUR INVESTORS MAY LOSE ALL OF THEIR INVESTMENT.

In our most recent audited financial statements as at August 31, 2006, our auditors issued a report with an explanatory paragraph on going concern issue due to our losses, accumulated deficit and the lack of revenue. Since our inception on June 16, 2005, to August 31, 2006, we incurred a net loss of $(25,683) against no revenue. Further, in order to explore our mineral interests, we will be required to raise additional cash through debt or equity financing, and thus are in need of additional capital. Our ability to continue as a going concern is dependent upon obtaining the additional financing. If we go out of business, our investors will likely lose all of their investment.

WE HAVE A LIMITED OPERATING HISTORY AND AS A RESULT THERE IS NO ASSURANCE WE CAN OPERATE ON A PROFITABLE BASIS.

We have a limited operating history and must be considered in the exploration stage. We were incorporated on June 16, 2005, and thus far have been involved primarily in our activities have been limited to organizational matters, acquiring the Sugarloaf Property, obtaining a geology report and the preparation and filing of the registration statement. We have not earned any revenue.

DUE TO THE SPECULATIVE NATURE OF THE EXPLORATION OF NATURAL RESOURCE PROPERTIES, THERE IS SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

There is no assurance that any of the claims we explore will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

DUE TO THE DIFFICULTIES NORMALLY ENCOUNTERED BY NEW MINERAL EXPLORATION COMPANIES, COMPANIES SUCH AS OURS HAVE A HIGH RISK OF BUSINESS FAILURE.

Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves. Any funds spent on the exploration of these claims will probably be lost. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and our investors may lose their entire investment.

IF WE CANNOT COMPETE SUCCESSFULLY FOR FINANCING , OUR EXPLORATION PROGRAM MAY SUFFER.

We are a mineral resource exploration stage company engaged in the business of mineral exploration. We compete with other mineral resource exploration stage companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration stage companies. The presence of competing mineral resource exploration stage companies may impede our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Many of the resource exploration stage companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance the exploration of our mineral property.

SINCE MARKET FACTORS IN THE MINING BUSINESS ARE OUT OF OUR CONTROL, WE MAY NOT BE ABLE TO PROFITABLY SELL ANY MINERALS THAT WE FIND.

If we are successful in locating commercially exploitable reserves of valuable minerals, we can provide no assurance that we will be able to sell it. Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our investors may lose their entire investment.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION

Our mineral claims do not contain any known reserves of valuable minerals. If our exploration programs are successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the mineral claim into commercial production. While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.

SINCE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The likelihood of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which may result in our shareholders losing their investment.

IF OUR OPERATING EXPENSES INCREASE PRIOR TO EARNING REVENUE WE MAY NEVER ACHIEVE PROFITABILITY

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without generating any revenue. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenue from the exploration of our mineral claims, we will require additional financing. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders will lose their entire investment.

DUE TO THE DANGERS INHERENT IN MINERAL EXPLORATION, THERE IS A RISK THAT IN CONDUCTING OUR BUSINESS WE MAY INCUR SUCH LIABILITY OR DAMAGES THAT WE ARE UNABLE TO CONTINUE OPERATIONS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in our shareholders losing their investment.

COMPLIANCE WITH GOVERNMENT REGULATIONS IN THE COURSE OF EXPLORING OUR MINERAL PROPERTY MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM SO THAT WE ARE UNABLE TO COMPLETE THE PROGRAM OR ACHIEVE PROFITABILITY.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

We will be subject to the Mining Act of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds, and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program. If we are unable to complete our exploration program or achieve profitability, our shareholders may lose their entire investment.

Legal standards imposed by federal, provincial, or local authorities may be changed applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

EVEN IF ALL THE SHARES OF OUR INITIAL PUBLIC OFFERING ARE SOLD, OUR OFFICERS AND DIRECTORS WILL OWN A CONTROLLING PERCENTAGE OF OUR VOTING STOCK, WHICH WILL ALLOW THEM TO MAKE KEY DECISIONS AND EFFECT TRANSACTIONS WITHOUT FURTHER SHAREHOLDER APPROVAL.

If we are successful in selling all of the shares of our initial public offering, our directors and executive officers will collectively own 76% of our voting common stock. Accordingly, these stockholders, as a group, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and our Bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control. Our Articles of Incorporation do not provide for cumulative voting.

SINCE OUR EXECUTIVE OFFICERS HAVE NO EXPERIENCE IN MINERAL EXPLORATION AND DO NOT HAVE FORMAL TRAINING SPECIFIC TO MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our executive officers have no experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. This inexperience presents a higher risk that we will be unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our business will likely fail, resulting in our shareholders losing their entire investment.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN AND OUR BUSINESS WILL FAIL.

We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. Our success will be largely dependent upon our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel and we do not intend to do so for the next 12 months and until we have proved mineral reserves. If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

SINCE OUR OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY WILL ONLY BE DEVOTING SIX HOURS PER WEEK TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Our officers have other outside business activities and will only be devoting 15% of their time, or six hours per week, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to our officers. Consequently, our business activities may be periodically interrupted or suspended.

SINCE SUBSTANTIALLY ALL OF OUR ASSETS, DIRECTORS AND OFFICERS ARE NOT LOCATED IN THE UNITED STATES, IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS WITHIN THE UNITED STATES.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of any of our officers or directors. All of our directors and officers are residents of Canada and neither of them have an agent for service in the United States. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

SINCE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, IT IS LIKELY THAT INVESTORS WILL ONLY BE ABLE TO REALIZE A RETURN ON THEIR INVESTMENT BY RESELLING ANY SHARES PURCHASED THROUGH THIS OFFERING.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain our earnings, if any, to provide funds for reinvestment in our acquisition and exploration activities. Therefore, we do not anticipate declaring or paying dividends in the foreseeable future. Furthermore, payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

WE ANTICIPATE ISSUING ADDITIONAL SHARES OF COMMON STOCK THAT COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT.

We anticipate that all or at least some of our additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, our shareholders' investment may be subject to dilution. Dilution is the difference between what our shareholders pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If this happens, then our shareholders' investment could significantly decline in value.

WE MAY ISSUE SHARES OF PREFERRED STOCK WITH GREATER RIGHTS THAN OUR COMMON STOCK, WHICH MAY ENTRENCH MANAGEMENT AND RESULT IN DILUTION OF OUR SHAREHOLDERS' INVESTMENT.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, par value $.0001 per share. The authorized but unissued preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may enable our Board of Directors to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock. As of the date of this annual report, no shares of preferred stock have been issued.

SINCE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, OUR SHAREHOLDERS MAY NOT BE ABLE TO RESELL ANY SHARES THEY PURCHASE THROUGH OUR INITIAL PUBLIC OFFERING.

Currently, our common stock is not listed or quoted upon any established trading system. Most of our common stock will be held by a small number of investors that will further reduce the liquidity of our common stock. Furthermore, the offering price of our common stock was arbitrarily determined by us, without considering assets, earnings, book value, net worth or other economic or recognized criteria or future value of our common stock. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. Consequently, it may difficult or impossible for investors to sell our common stock or for them to sell our common stock for more than the offering price even if our operating results are positive.

THE SALE OF SHARES BY OUR OFFICERS AND DIRECTORS COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK.

As of the date of this annual report, there are 8,000,000 shares of our common stock issued and outstanding, all of which are owned by our directors and officers. All of the currently issued and outstanding shares will have been held for a period in excess of one year as of July 5, 2006, and will then be available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144"). The resale of our shares of common stock owned by our officers and directors is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (generally, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation. If our officers and directors sell their shares under Rule 144 or pursuant to a registration statement, it may have a depressive effect on the market price for our common stock. If this occurs, purchasers of our stock from our initial public offering may be forced to their shares at prices below the price they paid for their shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

WE INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT ARE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

We incur significant legal, accounting and other expenses as a fully-reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management must devote a substantial amount of time to these new compliance initiatives. These rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMIT THE LIQUIDITY OF OUR COMMON STOCK, WHICH COULD MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES.

As the shares of our common stock are penny stock, many brokers are unwilling to effect transactions in that common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

Our common stock is defined as a penny stock pursuant to Rule 3a51-1 pursuant to the Securities Exchange Act of 1934. Penny stock is subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

     - Deliver to the customer, and obtain a written receipt for, a disclosure document;
     -     Disclose certain price information about the penny stock;
     - Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
     - Send monthly statements to customers with market and price information about the penny stock; and
     - In some circumstances, approve the purchasers account pursuant to certain standards and deliver written statements to the customer with information specified in those rules.

     Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.


ITEM  2.     DESCRIPTION  OF  PROPERTY

We have a 100% interest in five mineral claims comprising the Sugarloaf Property. This interest only relates to the right to explore for and extract minerals from the claims. We do not own any real property interest in the claims. We do not own or lease any property other than the Sugarloaf Property.


ITEM  3.     LEGAL  PROCEEDINGS

Neither Kingston Mines Ltd., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Kingston Mines Ltd. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our  common  stock  is  not  currently  traded  publicly.

As  of  August  31,  2006,  there were two owners of record of our common stock.

DIVIDEND POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business plan is to proceed with the exploration of the Sugarloaf Property to determine whether there are commercially exploitable reserves of valuable minerals. We intend to proceed with the exploration program recommended by Barry J. Price, P. Geo. Phase I of our exploration program will consist of prospecting and mapping, analyzing rock geochemistry, auger sampling, trenching by backhoe, and induced polarization surveys. Phase II will consist of core sampling by diamond drilling up to five holes to a depth of 200 meters. We anticipate that Phase I will cost approximately $72,500 while Phase II will cost approximately $127,500. To date, we have not commenced exploration on the Sugarloaf Property.

We expect that Phase I of our exploration program will be concluded by June 30, 2006. During Phase I we will retain a consulting geologist to review all past exploration data relating to the Sugarloaf Property and plot relevant information on a map. This is known as geological mapping. Based on this mapping, the geologist will choose property areas that are most likely to host economic mineralization. He will then conduct a sampling program focusing on these property areas by gathering rock and soil samples from the identified areas that appear to contain mineralization. The samples will be sent to a laboratory for mineral analysis. By the middle of July, 2007 we should receive the results of the sample analysis and be able to determine which property areas, if any, contain significant mineralization.

As part of Phase I, our consulting geologist will also conduct an induced polarization (IP) survey of the property areas from which the mineralized samples were taken. This involves injecting electrical current into the ground, using a generator and transmitter, and measuring the decay of the induced currents when the current is turned off. IP surveying is the tool of choice for locating copper deposits.

We plan to commence Phase II of the exploration program in August 2007. Phase II will take approximately three months to complete and will consist of using heavy equipment to drill up to five holes to a depth of 200 meters. Drilling locations will be determined by analyzing the results of the Phase I sampling program and IP surveys. Cylinders of rock will be removed from the drill holes and sent to a laboratory for mineral analysis. Results will indicate the presence of any minerals below the property surface.

Should a follow-up exploration program be undertaken, it would likely commence in May 2008, after reviewing the results of Phase II.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program. Mr. Barry J. Price, the author of the geology report on the Sugarloaf Property, has indicated that he would be prepared to oversee the exploration program, but we have not discussed any terms of such an arrangement.

Over the next 12 months, we anticipate spending an additional $20,000 on professional fees. We also expect to pay $8,000 to keep our claims in good standing with the government of British Columbia.

We have budgeted $2,500 to $5,000 for working capital and contingencies over the next 12 months, and $2,177 to cover our office, stationary and telephone expenses.

The minimum proceeds from the sale of the securities being offering in our initial public offering will be sufficient for us to complete Phase I of our exploration program as well as anticipated consulting fees, professional fees and administrative expenses for the next 12 months. To the extent that we are unable to sell all of the offered shares, additional funding will be required to complete Phase II. We will also require additional financing to complete any follow-up exploration work.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Our officers will only be devoting approximately six hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetables to devote more time to our business. They may, however, not be able to devote sufficient time to the management of our business, as and when needed.

We believe that the only equipment we will need to start exploration on the Sugarloaf Property will be a backhoe. We will lease the backhoe from an equipment rental company or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this annual report. We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months and until we have proven reserves.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We are a mineral resource exploration stage company that has not begun operations. Our capital has been obtained via issuance of common stock and shareholder loans.

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-133232) effective. Our offering commenced on September 12, 2006, and is ongoing. We have not sold any shares through the offering.

As of August 31, 2006, we had total assets of $9,304, comprised of $6,804 in cash and $2,500 in prepaid expense. This is an decrease from $15,394 in total assets as of August 31, 2005. This decrease was attributable to the current year operating expenditures.

As of August 31, 2006, our total liabilities increased to $34,124 from $21,294 as of August 31, 2005, due primarily to professional fees and mineral claim renewal.

As of August 31, 2006, we had a working capital deficit of $9,820 compared with a working capital of $9,100 as of August 31, 2005.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

Other than the purchase of some office equipment, we do not intend to purchase or sell any significant equipment during the next twelve months.

We  do  not  anticipate  hiring  any  employees  over  the  next  12  months.

RESULTS  OF  OPERATIONS

We posted an operating loss of $19,370 for the fiscal year ending August 31, 2006, due primarily to offering costs, consulting fees, mineral expenditures and office expenses. This was an increase from the operating loss of $6,313 for the previous fiscal period from inception to August 31, 2005.

ITEM 7.     FINANCIAL STATEMENTS

KINGSTON MINES LTD.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2006 and 2005



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
Chartered Accountants
--------------------------------------------------------------------------------
                                                           505-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3773
                                                              Fax:  604-687-3778



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

KINGSTON MINES LTD.
(An exploration stage company)

We have audited the accompanying balance sheet of Kingston Mines Ltd. (an exploration stage company) as at August 31, 2006 and 2005 and the related statements of stockholders' deficiency, operations and cash flows for the period from June 16, 2005 (date of inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and 2005 and the results of its operations and its cash flows for the period from June 16, 2005 (date of inception) to August 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                          "VELLMER & CHANG"
November 18, 2006                                        Chartered Accountants


KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
August 31, 2006
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                                  August 31   August 31
                                                                       2006        2005
----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $   6,804   $  15,394
Prepaid expenses                                                      2,500           -
----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              $   9,304   $  15,394

TOTAL ASSETS                                                      $   9,304   $  15,394
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Promissory note - Related Party                                       4,297       4,297
Accounts payable and accrued liabilities                             14,827       1,997
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            19,124       6,294

CONVERTIBLE DEBENTURE - RELATED PARTY                                15,000      15,000
----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    34,124      21,294
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------------------------------------------------------

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  8,000,000 common shares                        400         400

ADDITIONAL PAID-IN CAPITAL                                              463          13

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                  (25,683)     (6,313)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             (24,820)     (5,900)
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $   9,304   $  15,394
========================================================================================

The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 16, 2005 (inception) to August 31, 2006
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated           Total
                                                                                    Additional        during   stockholders'
                                             Preferred Stock      Common Stock         paid-in   exploration          equity
                                             Shares   Amount   Shares      Amount      capital         stage    (deficiency)
-----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)            -   $    -   8,000,000   $  400   $        -   $         -   $         400

Imputed interest from a shareholder               -        -           -        -           13             -              13

Loss and comprehensive loss for the period        -        -           -        -            -        (6,313)         (6,313)
-----------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                          -        -   8,000,000   $  400   $       13   $    (6,313)     $   (5,900)

Imputed interest from a shareholder               -        -           -        -          450             -             450

Loss and comprehensive loss for the year          -        -           -        -            -       (19,370)        (19,370)
-----------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                          -   $    -   8,000,000   $  400   $      463   $   (25,683)     $  (24,820)
=============================================================================================================================

The accompanying notes are an integral part of these financial statements


PAGE>

KINGSTON MINES LTD.
(A exploration stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 16, 2005                        June 16, 2005
                                                       (inception) to         Year ended    (inception) to
                                                      August 31, 2006    August 31, 2006   August 31, 2005
-----------------------------------------------------------------------------------------------------------

EXPENSES

Accounting and audit                                  $         9,665   $          9,665   $             -
Legal fees                                                      3,323              3,323                 -
Bank charges                                                       88                 82                 6
Filing fees                                                     1,997                  -             1,997
Interest                                                          463                450                13
Consulting fees                                                 2,803              2,803                 -
Office expenses                                                   501                501                 -
Foreign exchange (gain) loss                                      105                105                 -
Resource property acquisition and exploration costs             6,738              2,441             4,297
-----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           25,683             19,370             6,313
-----------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $       (25,683)  $        (19,370)  $        (6,313)
-----------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                        $          (0.00)  $         (0.00)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                            8,000,000         8,000,000
===========================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 16, 2005                       June 16, 2005
                                                       (inception) to        Year ended    (inception) to
                                                     Augusts 31, 2006   August 31, 2006   August 31, 2005
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                            $        (25,683)  $       (19,370)  $        (6,313)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                                463               450                13
Changes in operating assets and liabilities
- (increase) in prepaid expenses                               (2,500)           (2,500)                -
- accounts payable and accrued liabilities                     14,827            12,830             1,997
----------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                         (12,893)           (8,590)           (4,303)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase in promissory note - Related Party                     4,297                 -             4,297
Proceeds from convertible debenture - Related Party            15,000                 -            15,000
Proceeds from issuance of common stock                            400                 -               400
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      19,967                 -            19,697
----------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           6,804            (8,590)           15,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      -            15,394                 -
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $          6,804   $         6,804   $        15,394
==========================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kingston Mines Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 16, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired a mineral interest in a property located near the southern boundary of the Town of Merritt in British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $25,683 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial Statements of Kingston Mines Ltd. have been restated to reflect the 2 for 1 forward stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at August 31, 2006, there were
no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2006, the Company had no balance in a bank beyond insured limits.

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars as follows:

At the transaction date each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts payable and accrued liabilities, promissory note and convertible debenture. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2006, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended August 31, 2006.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended August 31, 2006.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption will have no impact on the financial statements of the Company.


In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

NOTE 3 - MINERAL PROPERTY INTEREST

On August 30, 2005 the Company acquired a 100% interest in a mineral claim from its principal shareholder and a director of the Company, known as the "Sugarloaf Property" located near the southern boundary of the Town of Merritt in British Columbia, Canada, for consideration of $4,297 being the cost to the principal shareholder, by issuance of a promissory note. The Company expensed the entire amount.

On November 21, 2005, the Company acquired a 100% interest in four claims that are contiguous with the Company's other mineral claim and are located near the southern boundary of the Town of Merritt in British Columbia, Canada. The total cost of acquisition of these claims was $463. The Company expensed entire amount.

NOTE 4 - PROMISSORY NOTE

On August 30, 2005, the Company issued a promissory note to its principal shareholder and a director in the amount of $4,297 for the purchase of the mineral property (See Note 3). The promissory note is unsecured, non-interest bearing and due on demand.

NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $463 to the additional paid-in capital for the period from inception to August 31, 2006.

The Company did not incur beneficial conversion charges because the conversion price is greater than the fair value of the equity of the Company.

NOTE 6 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 8,000,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the period ended August 31, 2005, the Company issued 4,000,000 shares of common stock for cash of $400.

NOTE 7    INCOME TAXES

     At August 31, 2006, the Company had deferred tax assets of approximately $9,000 (August 31, 2005: $2,200) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2006. The significant components of the deferred tax asset at August 31, 2006 were as follows:

-------------------------------------------------------------------
                                  AUGUST 31, 2006   AUGUST 31, 2005
-------------------------------------------------------------------

Net operating loss carryforwards  $  9,000          $  2,200
Valuation allowance                 (9,000)           (2,200)
-------------------------------------------------------------------

Net deferred tax assets           $      -          $      -
===================================================================

     At August 31, 2006, the Company has net operating loss carryforwards of approximately $19,000, which expire in the year 2025 through 2026.

NOTE 8 - RELATED PARTY TRANSACTIONS

(a) Accounts payable of $5,161 (August 31, 2005: $1,997) is due to a company controlled by a director of the Company for the expenses paid on behalf of the Company.

(b)     See Note 3, 4 and 5.

NOTE 9 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE 10 - SUBSEQUENT EVENTS

     On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. Our offering commenced on September 12, 2006, and is ongoing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

-----------------------------------------------------------------------------
                                                             PERIOD SERVED AS
NAME          POSITION                                  AGE  DIRECTOR/OFFICER
-----------------------------------------------------------------------------

Lou Hilford   CEO, President, director                  61   2005 to present

Thomas Mills  Vice-President, CFO, Secretary, director  38   2005 to present
=============================================================================

     Lou Hilford has served as our President, Chief Executive Officer and a director since June 2005. Since July 2005, he has been Vice-President, Secretary and a director of Thrust Energy Corp., a Nevada corporation in the business of oil and gas exploration in Texas. From 2002 until 2004, Mr. Hilford was a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. Since 2000, Hilford has been the President of Loudon Consultants Incorporated, a privately held consulting firm, specializing in government lobbies and community studies on behalf of the entertainment industry.

     Thomas E. Mills is a lawyer, practicing in British Columbia since 1997. He has served as our Vice-President, Treasurer, Secretary and a Director since June 2005. Since July 2005, he has been President, Chief Executive Officer, Treasurer and a director of Thrust Energy Corp., a Nevada corporation in the business of oil and gas exploration in Texas. Since 2003, Mr. Mills has been the President and a director of AMP Productions, Ltd., a Nevada corporation engaged in the production of motion pictures in Vancouver, British Columbia. From 2002 to 2004, Mr. Mills was President and a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. Since 2000, Mr. Mills has been President of Moneris Corporate Services Ltd., a privately held British Columbia personal corporation through which Mr. Mills provides legal and consulting services. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

     The address for all our officers and directors is 106-1990 S.E. Kent Avenue, Vancouver, British Columbia V5P 4X5.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years none of our directors, executive officers, promoters or control persons have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD

     All proceedings of the board of directors for the year ended August 31, 2006 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

     Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

     A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Lou Hilford, at the address appearing on the first page of this annual report on Form 10-KSB.

AUDIT COMMITTEE FINANCIAL EXPERT

     We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert. " as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in
Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

     We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

     As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.


ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years since inception.

SUMMARY  COMPENSATION  TABLE

---------------------------------------------------------------------------------------------------
                     ANNUAL COMPENSATION                  LONG TERM COMPENSATION

                                                    AWARDS                    PAYOUTS

NAME AND                                            RESTRICTED                         ALL
PRINCIPAL                             OTHER ANNUAL  STOCK                     LTIP     OTHER
POSITION (1)     YEAR  SALARY  BONUS  COMPENSATION  AWARDS      OPTIONS/SARS  PAYOUTS  COMPENSATION
---------------------------------------------------------------------------------------------------

Lou Hilford (1)  2005  nil     nil    nil           nil         nil           nil      nil
                 2006  nil     nil    nil           nil         nil           nil      nil
---------------------------------------------------------------------------------------------------

(1)     No  executive officer received greater than $100,000 in salary during the fiscal period ending August
31,  2005,  or  the subsequent fiscal year ending August 31, 2006. Furthermore, no executive officer received perquisites  and  other  personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or
10%  of  the  total  of  annual  salary  and  bonus  paid  during  the  respective  fiscal  years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2006 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

--------------------------------------------------------------------------

NAME AND ADDRESS                                 NUMBER OF SHARES    %
--------------------------------------------------------------------------

Lou Hilford
807-1050 Burrard Street
Vancouver, BC  V6Z 2S3                           3,000,000           37

Thomas Mills
500-666 Burrard Street
Vancouver, BC  V6C 2X8                           5,060,000(1)        63
--------------------------------------------------------------------------

Directors and officers as a group (two persons)  8,060,000          100
==========================================================================

(1) Includes 60,000 shares issuable upon exercise of a conversion privilege that can be exercised within 60 days.

     Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

-----------------------------------------------------------------------------------------------

NAME          POSITION WITH COMPANY                     SHARES     CONSIDERATION   DATE
-----------------------------------------------------------------------------------------------

Lou Hilford   CEO, President, director                  3,000,000  $ 150           July 5, 2005

Thomas Mills  Vice-President, CFO, Secretary, director  5,000,000  $ 250           July 5, 2005
-----------------------------------------------------------------------------------------------

     Messrs. Hilford and Mills are the only "promoters" of our company, as defined by the Rule 405 of the Securities Act.

     On August 22, 2005, we issued an unsecured convertible debenture in the amount of $15,000 to Thomas Mills, our Vice-President. The convertible debenture does not accrue interest and is due and payable on December 31, 2007. The convertible debenture may be converted at any time by the holder into our common stock at the holder's option at a conversion price equal to $0.25 per share. Proceeds from this debenture will be used for professional fees and working capital.

     On August 30, 2005, we purchased our current mineral claims (British Columbia mineral tenure number 514065) from Thomas Mills, our Vice-President. As consideration for this acquisition, we issued to Mr. Mills an unsecured promissory note in the amount of $5,000 in lawful money of Canada, which is equal to the amount that he paid for it. The promissory note does not accrue interest and is due on demand. We have made no payments in satisfaction of the promissory note. We intend to repay the amount owing under the promissory note from the proceeds of this offering. This transaction was evaluated as being fair by our directors reviewing the transaction without third party advice or consultation. No independent third party has evaluated the fairness of this transaction.

     On June 2, 2006, Thomas Mills, our Vice-President paid $2000 on our behalf to keep the original Sugarloaf claim in good standing until June 7, 2007. We will be reimbursing him for this expense from the proceeds of this offering.


ITEM 13.     EXHIBITS

------------------------------------------------------------------------------------------------------------------------------------

EXHIBIT  TITLE
------------------------------------------------------------------------------------------------------------------------------------
 3.1     Articles of Incorporation, Kingston Mines Ltd.
 3.2     Amended and Restated Bylaws, Kingston Mines Ltd.
10.1     Transfer of Mineral Disposition
10.2     Convertible Debenture
14.1     Code of Ethics for Senior Financial Officers, Kingston Mines Ltd.
31.1     Certification of Chief Executive Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
31.2     Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 17CFR 240.13a-14(a) or
         17CFR 240.15d-14(a)
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2     Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350
99.1     Map of the Original Sugarloaf Property in British Columbia, Canada
99.2     Map of the Expanded Sugarloaf Property Showing Claim Numbers
------------------------------------------------------------------------------------------------------------------------------------



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in our initial registration statement on Form SB-2 (Commission File No. 333-133232) for the fiscal year ended August 31, 2005 was $7,757.50.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 was $5,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil and $1,908.00, respectively.

TAX  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     -approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KINGSTON MINES LTD.



Date:  November 28, 2006        By:/s/ Lou Hilford
                                   Lou Hilford, Chief Executive Officer,
                                   President and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                    DATE




/s/ Lou Hilford       Chief Executive Officer,                 November 28, 2006
Lou Hilford           President & Director



/s/ Thomas Mills      Vice-President,                          November 28, 2006
Thomas Mills          Chief Principal Accounting Officer,
                      Secretary & Director