Form 10KSB/A
period 2006-08-31
Kingston Mines Ltd.
filed 2006-11-30
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

KINGSTON MINES LTD.
(An exploration stage company)

We have audited the accompanying balance sheet of Kingston Mines Ltd. (an exploration stage company) as at August 31, 2006 and 2005 and the related statements of stockholders' deficiency, operations and cash flows for the period from June 16, 2005 (date of inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and 2005 and the results of its operations and its cash flows for the period from June 16, 2005 (date of inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States.

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