Form 10QSB
period 2006-11-30
Kingston Mines Ltd.
filed 2007-01-12
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-133232

                               KINGSTON MINES LTD.
             (Exact Name of Registrant as Specified in its Charter)

                              NEVADA     98-0471111
(State or other jurisdiction of incorporation or organization)     (I.R.S.
Employer Identification number)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

As of November 30, 2006, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
November 30, 2006
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------
                                                                  November 30    August 31
                                                                         2006         2006
                                                                                 (audited)
------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $     1,417    $  6,804
Prepaid expenses                                                        2,500       2,500
------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              $     3,917    $  9,304
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $     3,917    $  9,304
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Promissory note - Related Party                                         4,297       4,297
Accounts payable and accrued liabilities                               20,432      14,827
------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              24,729      19,124

CONVERTIBLE DEBENTURE - RELATED PARTY                                  15,000      15,000
------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      39,729      34,124
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  8,000,000 common shares                          400         400

ADDITIONAL PAID-IN CAPITAL                                                575         463

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                    (36,787)    (25,683)
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (35,812)    (24,820)
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $     3,917    $  9,304
==========================================================================================

The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 16, 2005 (inception) to November 30, 2006
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   Deficit
                                                                                               accumulated           Total
                                                                                  Additional        during   stockholders'
                                             Preferred Stock     Common Stock        paid-in   exploration          equity
                                             Shares  Amount      Shares   Amount     capital         stage    (deficiency)
--------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)            -  $    -   8,000,000  $   400  $       -    $      -      $        400

Imputed interest from a shareholder               -       -           -        -         13           -                13

Loss and comprehensive loss for the period        -       -           -        -          -      (6,313)           (6,313)
--------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                          -  $    -   8,000,000  $   400  $      13    $ (6,313)     $     (5,900)
--------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder               -       -           -        -        450           -               450

Loss and comprehensive loss for the year          -       -           -        -          -     (19,370)          (19,370)
--------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                          -  $    -   8,000,000  $   400  $     463    $(25,683)     $    (24,820)
--------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder               -       -           -        -        112           -               112

Loss and comprehensive loss for the period        -       -           -        -          -     (11,104)          (11,104)
--------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2006                        -  $    -   8,000,000  $   400  $     575    $(36,787)     $    (35,812)
==========================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(A exploration stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 16, 2005       Three months ended
                                                         (inception) to           November 30
                                                      November 30, 2006        2006         2005
-------------------------------------------------------------------------------------------------

EXPENSES

Accounting and audit                                  $         14,721    $   5,056    $   4,000
Legal fees                                                       3,323            -            -
Bank charges                                                       117           29           22
Filing fees                                                      1,997            -            -
Interest                                                           575          112          112
Consulting fees                                                  2,803            -        2,803
Office expenses                                                    698          197          212
Foreign exchange (gain) loss                                       105            -            -
Resource property acquisition and exploration costs             12,448        5,710          463
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            36,787       11,104        7,612
-------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (36,787)   $ (11,104)   $  (7,612)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $   (0.00)   $   (0.00)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       8,000,000    8,000,000
=================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 16, 2005      Three months ended
                                                        (inception) to          November 30
                                                     November 30, 2006        2006       2005
----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                            $         (36,787)   $(11,104)   $(7,612)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                                 575         112        112
Changes in operating assets and liabilities
- (increase) in prepaid expenses                                (2,500)          -          -
- accounts payable and accrued liabilities                      20,432       5,605      7,478
----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (18,280)     (5,387)       (22)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase in promissory note - Related Party                      4,297           -          -
Proceeds from convertible debenture - Related Party             15,000           -          -
Proceeds from issuance of common stock                             400           -          -
----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       19,697           -          -
----------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                            1,417      (5,387)       (22)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       -       6,804     15,394
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $           1,417    $  1,417    $15,372
==============================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $36,787 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at November 30, 2006, there
were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2006, the Company had no balance in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2006, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended November 30, 2006.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended November 30, 2006.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption will have no impact on the financial statements of the Company.

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

NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $575 to the additional paid-in capital for the period from inception to November 30, 2006.

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

During the period ended August 31, 2005, the Company issued 8,000,000 shares of common stock for cash of $400.

NOTE 7 - RELATED PARTY TRANSACTIONS

(a) Included in accounts payable and accrued liabilities, $15,376 (August 31, 2006: $5,161) is due to a company controlled by a director of the Company for the expenses paid on behalf of the Company.

(b)     See Note 3, 4 and 5.

NOTE 8 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE 10 - SUBSEQUENT EVENTS

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. Our offering commenced on September 12, 2006, and is ongoing.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

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

As of November 30, 2006, we had total assets of $3,917, comprised of $1,417 in cash and $2,500 in prepaid expense. This is a decrease from $9,304 in total assets as of August 31, 2006, and primarily resulted from reimbursing a director for expenses incurred on our behalf.

As of November 30, 2006, our total liabilities increased to $39,729 from $34,124 as of August 31, 2006, due primarily to mineral claim renewal.

As of November 30, 2006, we had a working capital deficit of $20,812 compared with a working capital deficit of $9,820 as of August 31, 2006.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $11,104 for the three month period ending November 30, 2006, due primarily to mineral claim renewal and audit fee. This was a decrease from the operating loss of $7,612 for the three month period ending November 30, 2005.

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.

Our Chief Executive Officer, who is also our Chief Financial Officer, has, within 90 days of the filing date of this report, evaluated our internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company's Chief Executive Officer and Chief Financial Officer concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes  in  Internal  Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  traded  publicly.

As  of  November  30,  2006,  there were 2 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and is ongoing. As of November 30, 2006, we have not sold any of the offered shares.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT       DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1          Officers' Certification
32.2          Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KINGSTON MINES LTD.



By:/s/ Lou Hilford
Lou Hilford
President, Chief Executive Officer and a director
(Principal Executive Officer)



By:/s/ Thomas Mills
Thomas Mills
Vice-President, Treasurer, Secretary and a director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 8, 2007