Form 10QSB
period 2007-02-28
Kingston Mines Ltd.
filed 2007-04-12
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

As of February 28, 2007, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
February 28, 2007
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                                  February 28   August 31
                                                                         2007        2006
                                                                                (audited)
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $       411   $  6,804
Prepaid expenses                                                        2,500      2,500
Funds held by escrow agent                                            125,000          -
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              $   127,911   $  9,304
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $   127,911   $  9,304
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Promissory note - Related Party                                         4,297      4,297
Accounts payable and accrued liabilities (Note 7)                      22,494     14,827
-----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              26,791     19,124

CONVERTIBLE DEBENTURE - RELATED PARTY                                  15,000     15,000
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      41,791     34,124
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  8,000,000 common shares                          400        400

ADDITIONAL PAID-IN CAPITAL                                                688        463

STOCK TO BE ISSUED                                                    125,000          -

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                    (39,968)   (25,683)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                86,120    (24,820)
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $   127,911   $  9,304
=========================================================================================

The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 16, 2005 (inception) to February 28, 2007
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     accumulated          Total
                                                                              Additional     Stock        during  stockholders'
                                          Preferred Stock    Common Stock        paid-in     To Be   exploration         equity
                                          Shares  Amount   Shares     Amount     capital    Issued         stage   (deficiency)
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)        -   $   -    8,000,000  $ 400   $       -   $      -   $        -   $        400

Imputed interest from a shareholder           -       -            -      -          13          -            -             13

Loss and comprehensive loss for the period    -       -            -      -           -          -       (6,313)        (6,313)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                      -   $   -    8,000,000  $ 400  $       13  $       -   $   (6,313)  $     (5,900)
-------------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder           -       -            -      -         450          -            -            450

Loss and comprehensive loss for the year      -       -            -      -           -          -      (19,370)       (19,370)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                      -   $   -    8,000,000  $ 400  $      463  $       -   $  (25,683)  $    (24,820)
-------------------------------------------------------------------------------------------------------------------------------

Approved and acceptedshare subscription
  1,250,000 common shares ($0.10 per share)   -   $   -            -         $        -  $ 125,000   $        -   $    125,000

Imputed interest from a shareholder           -       -            -      -         225          -            -            225

Loss and comprehensive loss for the period    -       -            -      -           -          -      (14,285)       (14,285)
-------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2007                    -   $   -    8,000,000  $ 400  $      688  $ 125,000   $  (39,968)  $     86,120
===============================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 16, 2005        Three months ended        Six months ended
                                                         (inception) to           February 28              February 28
                                                      February 28, 2007        2007         2006        2007        2006
-------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting and audit                                  $         15,781    $   1,060   $        -   $   6,116   $   4,000
Legal fees                                                       3,323            -            -           -           -
Bank charges                                                       123            6            6          35          28
Filing fees                                                      1,997            -            -           -           -
Interest                                                           688          113            -         225         225
Consulting fees                                                  2,803            -          113           -       2,803
Office expenses                                                    698            -            -         197         212
Transfer agent                                                   2,001        2,001            -       2,001           -
Foreign exchange (gain) loss                                       105            -          105           -         105
Resource property acquisition and exploration costs             12,449            -            -       5,711         463
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            39,968        3,180          224      14,285       7,836
-------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (39,968)   $  (3,180)   $    (224)  $ (14,285)  $  (7,836)
-------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $   (0.00)   $   (0.00)  $   (0.00)  $   (0.00)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       8,000,000    8,000,000   8,000,000   8,000,000
=========================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 16, 2005        Six months ended
                                                        (inception) to          February 28
                                                     February 28, 2007        2007        2006
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                            $ (39,968)          $ (14,285)   $ (7,836)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                         688                 225         225
Changes in operating assets and liabilities
- (increase) in prepaid expenses                        (2,500)                  -      (2,500)
- accounts payable and accrued liabilities              22,494               7,667       4,675
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                  (19,286)             (6,393)     (5,436)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase in promissory note - Related Party              4,297                   -           -
Proceeds from convertible debenture - Related Party     15,000                   -           -
Proceeds from issuance of common stock to be issued    125,400             125,000           -
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              144,697             125,000           -
-----------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                  125,411             118,607      (5,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               -               6,804      15,394

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 125,411           $ 125,411    $  9,958
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS COMPRISE OF:
  CASH AND CASH EQUIVALENTS                          $     411           $     411    $  9,958
  FUNDS HELD IN ESCROW AGENT                           125,000             125,000           -
-----------------------------------------------------------------------------------------------
                                                     $ 125,411           $ 125,411    $  9,958
===============================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $39,968 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at February 28, 2007, there
were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 28, 2007, the Company had no balance in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2007, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended February 28, 2007.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended February 28, 2007.

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

NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $688 to the additional paid-in capital for the period from inception to February 28, 2007.

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

During the period ended February 28, 2007, the Company's Board of Directors approved and accepted 1,250,000 shares of common stock subscription for cash proceeds of $125,000.

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

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-133232) effective. Our offering commenced on September 12, 2006, and is ongoing. We have sold 1,250,000 shares of our common stock through the offering for gross proceeds of $125,000.

As of February 28, 2007, we had total assets of $127,911, comprised of $411 in cash, $2,500 in prepaid expenses and $125,000 funds held in escrow agent. This is an increase from $9,304 in total assets as of August 31, 2006, and is entirely due to our public offering.

As of February 28, 2007, our total liabilities increased to $41,791 from $34,124 as of August 31, 2006, due primarily to professional fees.

As of February 28, 2007, we had working capital of $101,120 compared with a working capital deficit of $9,820 as of August 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not intend to purchase any significant equipment during the next 12 months.

We  do  not  anticipate  hiring  any  employees  over  the  next  12  months.

RESULTS  OF  OPERATIONS

We posted an operating loss of $3,180 for the three month period ending February 28, 2007, due primarily to transfer agent fees and quarterly review fee. This was a decrease from the operating loss of $224 for the three month period ending February 28, 2005.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.


PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  traded  publicly.

As  of  February  28,  2007,  there were 2 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and is ongoing. As of February 28, 2007, we have sold 1,250,000 shares of our common stock for gross proceeds of $125,000.


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

Date: March 10, 2007