Form 10QSB
period 2007-05-31
Kingston Mines Ltd.
filed 2007-07-09
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2007

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

         102-2020 S.E. KENT AVE., VANCOUVER, BRITISH COLUMBIA     V5P 4X5
              (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number: (604) 642-9561

          106-1990 S.E. KENT AVE., VANCOUVER, BRITISH COLUMBIA  V5P 4X5
              (Former Name or Address if Changed Since Last Report)


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

As of May 31, 2007, the Issuer had 9,250,250 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
May 31, 2007
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                                      May 31   August 31
                                                                                        2007        2006
---------------------------------------------------------------------------------------------------------
                                                                                               (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                           $ 95,953   $   6,804
Prepaid expenses                                                                           -       2,500
Funds held by escrow agent                                                            51,360           -
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                $147,313   $   9,304
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $147,313   $   9,304
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Promissory note - Related Party                                                            -       4,297
Other payable                                                                            430
Accounts payable and accrued liabilities                                                 829      14,827
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                              1,259      19,124

CONVERTIBLE DEBENTURE - RELATED PARTY                                                 15,000      15,000
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     16,259      34,124
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  9,250,000 common shares                                         525         400
                        (August 31, 2006: 8,000,000 common shares)

ADDITIONAL PAID-IN CAPITAL                                                           125,674         463

Share subscriptions received                                                          51,195           -

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                   (46,340)    (25,683)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              131,054     (24,820)
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                             $147,313   $   9,304
=========================================================================================================


The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 16, 2005 (inception) to May 31, 2007
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                        accumulated           Total
                                                                             Additional          Share       during   stockholders'
                                          Preferred Stock     Common Stock      paid-in  subscriptions  exploration          equity
                                          Shares  Amount     Shares  Amount     capital       received        stage    (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)         -  $    -  8,000,000  $  400  $        -  $           -  $         -   $        400

Imputed interest from a shareholder            -       -          -       -          13              -            -             13

Loss and comprehensive loss for the period     -       -          -       -           -              -       (6,313)        (6,313)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -  8,000,000  $  400  $       13  $           -  $    (6,313)  $     (5,900)
------------------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder            -       -          -       -         450              -            -            450

Loss and comprehensive loss for the year       -       -          -       -           -              -      (19,370)       (19,370)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -  8,000,000  $  400  $      463  $           -  $   (25,683)  $    (24,820)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
February 28, 2007 ($0.10 per share)            -  $    -  1,250,000  $  125  $  124,875  $           -  $         -   $    125,000

Accepted share subscriptions of
511,950 common shares at $0.10 per share       -  $    -          -  $    -  $        -  $      51,195            -         51,195

Imputed interest from a shareholder            -       -          -       -         336              -            -            336

Loss and comprehensive loss for the period     -       -          -       -           -              -      (20,657)       (20,657)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2007                          -  $    -  9,250,000  $  525  $  125,674  $      51,195  $   (46,340)  $    131,054
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 16, 2005        Three months ended        Nine months ended
                                                       (inception) to              May 31                   May 31
                                                         May 31, 2007        2007         2006         2007        2006
-------------------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting and audit                                  $        16,947   $   1,166    $   3,758    $   7,282   $   7,758
Legal fees                                                      3,323           -        3,000            -       3,000
Bank charges                                                      467         344           46          379          74
Filing fees                                                     1,997           -            -            -           -
Interest                                                        1,073         385          113          610         337
Consulting fees                                                 2,803           -            -             -       2,803
Office expenses                                                   936         239            -          435         212
Transfer agent                                                  4,329       2,328            -        4,329           -
Foreign exchange (gain) loss                                       40         (65)           -          (65)        105
Resource property acquisition and exploration costs            14,425       1,976            -        7,687         463
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           46,340       6,373        6,917       20,657      14,752
-------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $       (46,340)  $  (6,373)   $  (6,917)   $ (20,657)  $ (14,752)
-------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                        $   (0.00)   $   (0.00)   $   (0.00)  $   (0.00)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                     9,250,000    8,000,000    8,421,245   8,000,000
=========================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------
                                                              Cumulative from
                                                                June 16, 2005        Nine months ended
                                                               (inception) to             May 31
                                                                 May 31, 2007        2007        2006
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                     $       (46,340)  $ (20,657)  $ (14,752)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                                        799         336         337
Changes in operating assets and liabilities
- (increase) in prepaid expenses                                            -       2,500      (2,500)
- accounts payable and accrued liabilities and other payable             1259     (13,568)      8,433
-------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (44,282)    (31,389)     (8,482)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase in promissory note - Related Party                                 -      (4,297)          -
Proceeds from convertible debenture - Related Party                    15,000           -           -
Proceeds from issuance of common stock / share subscriptions          176,595     176,195           -
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             191,595     171,898           -
-------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 147,313     140,509      (8,482)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              -       6,804      15,394
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       147,313   $ 147,313   $   6,912
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS COMPRISE OF:
  CASH AND CASH EQUIVALENTS                                   $        95,953   $  95,953   $   6,912
  FUNDS HELD IN ESCROW AGENT                                           51,360      51,360           -
                                                              $       147,313   $ 147,313   $   6,912
=======================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $46,340 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2007, there were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2007, the Company had no balance in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2007, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended May 31, 2007.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended May 31, 2007.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.


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

NOTE 4 - PROMISSORY NOTE

On August 30, 2005, the Company issued a non-interest bearing promissory note to its principal shareholder and a director in the amount of $4,297 for the purchase of the mineral property (See Note 3). The promissory note was repaid in full on March 5, 2007.

NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $799 to the additional paid-in capital for the period from inception to May 31, 2007.

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

On February 28, 2007, the Company's Board of Directors approved, accepted and issued 1,250,000 shares of common stock subscription for cash proceeds of $125,000.

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to May 31, 2007, the Company's Board of Directors approved and issued 511,950 shares of common stock subscription for cash proceeds of $51,195.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are a mineral resource exploration stage company that has not begun operations. Our capital has been obtained via issuance of common stock and shareholder loans.

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-133232) effective. Our offering commenced on September 12, 2006, and is ongoing. We have sold 1,761,950 shares of our common stock through the offering for gross proceeds of $176,195.

As of May 31, 2007, we had total assets of $147,313, comprised of $95,953 in cash and $51,360 held in escrow by our transfer agent. This is an increase from $9,304 in total assets as of August 31, 2006, and is entirely due to our public offering.

As of May 31, 2007, our total liabilities decreased to $16,259 from $34,124 as of August 31, 2006, due primarily to the payment of trade creditors.

As of May 31, 2007, we had working capital of $146,054 compared with a working capital deficit of $9,820 as of August 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not intend to purchase any significant equipment during the next 12 months.

We  do  not  anticipate  hiring  any  employees  over  the  next  12  months.

RESULTS  OF  OPERATIONS

We posted an operating loss of $6,373 for the three month period ending May 31, 2007, due primarily to renewal of the original Sugarloaf claim, transfer agent fees and quarterly review fees. This was a nominal decrease from the operating loss of $6,917 for the three month period ending May 31, 2005.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

As  of  July 5,  2007,  there  were  88  owners  of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on May 13, 2007. As of May 31, 2007, we have sold 1,761,950 shares of our common stock for gross proceeds of $176,195, which 511,950 common shares have been approved and issued subsequent to May 31, 2007.

We budgeted $25,000 from the proceeds of our offering for offering expenses. Of this amount, we paid a total of $9,665 for accounting fees. All other offering expenses were paid from the proceeds of a non-interest bearing loan of $15,000 from a director advanced prior to the commencement of our offering. We will use the remainder of the amount budgeted for offering expenses ($15,335) to repay the director's loan in full, with the surplus ($335) being used for working capital.

After paying offering expenses and repaying the director's loan, net proceeds from our offering that are available for operations are $151,530. As of May 31, 2007, we spent $399 on office expenses, $19,113 for professional fees, and $9,790 on claim maintenance. Professional fees significantly exceeded our budgeted amount of $10,000 due to higher than expected accounting costs. Claim maintenance fees also exceeded budgeted amounts due to fluctuations in currency exchange rates.

We budgeted $6,323 from the proceeds of our offering for the repayment of a debt owing to a director. This debt was repaid from the proceeds of the director's loan. The proceeds that would otherwise have been allocated for debt repayment will be used to pay for professional fees.


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

Date: July 5, 2007