Form 10KSB
period 2007-08-31
Kingston Mines Ltd.
filed 2007-11-21
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X ] No []

The Issuer had no revenue for the fiscal year ended August 31, 2007.

As of August 31, 2007, the Issuer had 9,761,950 shares of Common Stock outstanding.

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

As used in this annual report, the terms "we", "us", "our", "Company", and "Kingston Mines" means Kingston Mines Ltd., unless otherwise indicated.

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

MINERAL CLAIMS

We wholly own a 100% interest in five mineral claims located near the southern boundary of the Town of Merritt in British Columbia, Canada, having a total area of 1,865.43 hectares (the "Sugarloaf Property"). The claims underlying the Sugarloaf Property are registered with the Province of British Columbia and are presently in good standing. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the claims currently composing the Sugarloaf Property.

--------------------------------------------------------------------------------------------------
TENURE                                                                        MINING
NUMBER  CLAIM NAME   OWNER                       MAPSHEET  DATE OF RECORD     DIVISION  AREA HA.
--------------------------------------------------------------------------------------------------
514065               Kingston Mines Ltd. (100%)  092I      June 7, 2005       Nicola      497.436
522482  SUGARLOAF 1  Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola      331.591
522483  SUGARLOAF 3  Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola      414.39
522484  SUGARLOAF 4  Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola      414.671
522485  SUGARLOAF 5  Kingston Mines Ltd. (100%)  092I      November 21, 2005  Nicola      207.337
--------------------------------------------------------------------------------------------------

TOTALS  5 TITLES                                                              Hectares  1,865.43
                                                                              Acres     4,607.6
--------------------------------------------------------------------------------------------------


 MAP SHOWING THE LOCATION OF THE SUGARLOAF PROPERTY IN BRITISH COLUMBIA, CANADA.



                                [GRAPHIC OMITED]



              MAP OF THE SUGARLOAF PROPERTY SHOWING CLAIMS NUMBERS



                                [GRAPHIC OMITED]



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

Under British Columbia law, our mineral claims may be held for one year after the Date of Record, and thereafter from year to year if, on or before the anniversary date, we either perform exploration and development work on the claim since the last anniversary date having a value of not less than C$4 per hectare, or we pay the cash equivalent in lieu of work performed plus a 10% submission fee. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. Our claims underlying the Sugarloaf Property are good standing until their respective renewal dates in 2008.

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

We have completed the additional claim staking recommended by Mr. Price from cash on hand. Proceeds from the sale of shares in our initial public offering will be sufficient to complete Phase I of the proposed exploration program, but not Phase II. If we are able to sell all of the offered shares, we will have sufficient capital to fund the completion of Phase II. We may be required to seek additional funding in order to complete Phase II.

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, THEN OUR INVESTORS MAY LOSE ALL OF THEIR INVESTMENT.

In our most recent audited financial statements as at August 31, 2007, our auditors issued a report with an explanatory paragraph on going concern issue due to our losses, accumulated deficit and the lack of revenue. Since our inception on June 16, 2005, to August 31, 2007, we incurred a net loss of $47,918 against no revenue. Further, in order to explore our mineral interests, we will be required to raise additional cash through debt or equity financing, and thus are in need of additional capital. Our ability to continue as a going concern is dependent upon obtaining the additional financing. If we go out of business, our investors will likely lose all of their investment.

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

OUR OFFICERS AND DIRECTORS OWN A CONTROLLING PERCENTAGE OF OUR VOTING STOCK, WHICH ENABLES THEM TO MAKE KEY DECISIONS AND EFFECT TRANSACTIONS WITHOUT FURTHER SHAREHOLDER APPROVAL.

Our directors and executive officers collectively own 82% of our voting common stock. Accordingly, these stockholders, as a group, are able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and our Bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control. Our Articles of Incorporation do not provide for cumulative voting.

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

SINCE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, IT IS LIKELY THAT INVESTORS WILL ONLY BE ABLE TO REALIZE A RETURN ON THEIR INVESTMENT BY RESELLING THEIR SHARES.

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

WE ANTICIPATE ISSUING ADDITIONAL SHARES OF COMMON STOCK THAT COULD SUBSTANTIALLY DILUTE OUR SHAREHOLDERS' INVESTMENT.

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

THE SALE OF SHARES BY OUR OFFICERS AND DIRECTORS COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK.

As of the date of this annual report, there are 9,761,950 shares of our common stock issued and outstanding, all of which 8,000,000 are owned by our directors and officers. The shares held by our directors and officers have been held for a period in excess of one year as of July 5, 2006, and are presently available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144"). The resale of our shares of common stock owned by our officers and directors is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (generally, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation. If our officers and directors sell their shares under Rule 144 or pursuant to a registration statement, it may have a depressive effect on the market price for our common stock. If this occurs, purchasers of our stock from our initial public offering may be forced to their shares at prices below the price they paid for their shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

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

As  of  August  31,  2007,  there  were 76 owners of record of our common stock.

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

We expect that Phase I of our exploration program will be concluded by June 30, 2008. During Phase I we will retain a consulting geologist to review all past exploration data relating to the Sugarloaf Property and plot relevant information on a map. This is known as geological mapping. Based on this mapping, the geologist will choose property areas that are most likely to host economic mineralization. He will then conduct a sampling program focusing on these property areas by gathering rock and soil samples from the identified areas that appear to contain mineralization. The samples will be sent to a laboratory for mineral analysis. By the middle of July, 2008 we should receive the results of the sample analysis and be able to determine which property areas, if any, contain significant mineralization.

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

We plan to commence Phase II of the exploration program in August 2008. Phase II will take approximately three months to complete and will consist of using heavy equipment to drill up to five holes to a depth of 200 meters. Drilling locations will be determined by analyzing the results of the Phase I sampling program and IP surveys. Cylinders of rock will be removed from the drill holes and sent to a laboratory for mineral analysis. Results will indicate the presence of any minerals below the property surface.

Should a follow-up exploration program be undertaken, it would likely commence in May 2009, after reviewing the results of Phase II.

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

The proceeds from the sale of the securities from our initial public offering are sufficient for us to complete Phase I of our exploration program as well as anticipated consulting fees, professional fees and administrative expenses for the next 12 months. We will require additional funding to complete Phase II. We will also require additional financing to complete any follow-up exploration work. We do not intend to pursue additional funding until we have obtained the results of Phase I of our exploration program.

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

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-133232) effective. Our offering commenced on September 12, 2006, and expired on March 13, 2007. We sold a total of 1,761,950 common shares during the offering for gross proceeds of $176,195.

As of August 31, 2007, we had total assets of $144,802, comprised of cash and prepaid expense. This is an increase from $6,804 in total assets as of August 31, 2006. This increase was attributable to proceeds from our initial public offering.

As of August 31, 2007, our total liabilities decreased to $15,212 from $34,124 as of August 31, 2006, due primarily to the repayment of a promissory note owing to a director and the payment of trade creditors.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $22,235 for the fiscal year ending August 31, 2007, due primarily to offering costs, consulting fees, mineral expenditures and office expenses. This was an increase from the operating loss of $19,370 for the previous fiscal period from inception to August 31, 2006.

ITEM 7.     FINANCIAL STATEMENTS

KINGSTON MINES LTD.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2007 and 2006



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
        Chartered Accountants
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

KINGSTON MINES LTD.
(An exploration stage company)

We have audited the accompanying balance sheet of Kingston Mines Ltd. (an exploration stage company) as at August 31, 2007 and 2006 and the related statements of stockholders' equity (deficiency), operations and cash flows for the period from June 16, 2005 (date of inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the results of its operations and its cash flows for the period from June 16, 2005 (date of inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States.

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




Vancouver, Canada                                        "VELLMER & CHANG"
October 29, 2007                                               Chartered
Accountants


KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
August 31, 2007
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                                       August 31   August 31
                                                                            2007        2006
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $ 142,608   $   6,804
Prepaid expenses                                                           2,194       2,500
---------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   $ 144,802   $   9,304
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 144,802   $   9,304
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Promissory note - Related Party                                                -       4,297
Accounts payable and accrued liabilities                                     212      14,827
Convertible debenture - Related Party (current)                           15,000           -
---------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 15,212      19,124

CONVERTIBLE DEBENTURE - RELATED PARTY                                          -      15,000
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         15,212      34,124
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  9,761,950 common shares                             576         400
                        (August 31, 2006: 8,000,000 common shares)

ADDITIONAL PAID-IN CAPITAL                                               176,932         463

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                       (47,918)    (25,683)
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  129,590     (24,820)
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                $ 144,802   $   9,304
=============================================================================================

The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 16, 2005 (inception) to August 31, 2007
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Deficit
                                                                                                  accumulated           Total
                                                                                      Additional       during   stockholders'
                                                  Preferred Stock     Common Stock       paid-in  exploration          equity
                                                  Shares  Amount      Shares  Amount     capital        stage    (deficiency)
-----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)                 -  $    -   8,000,000  $  400  $        -  $        -    $        400

Imputed interest from a shareholder                    -       -           -       -          13           -              13

Loss and comprehensive loss for the period             -       -           -       -           -      (6,313)         (6,313)
-----------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                               -  $    -   8,000,000  $  400  $       13  $   (6,313)   $     (5,900)
-----------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder                    -  $    -           -       -         450           -             450

Loss and comprehensive loss for the year               -       -           -       -           -     (19,370)        (19,370)
-----------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                               -  $    -   8,000,000  $  400  $      463  $  (25,683)   $    (24,820)
Issuance of common stock for cash, February 28,
  2007 and June 30, 2007 ($0.10 per share)             -  $    -   1,761,950  $  176  $  176,019  $        -    $    176,195
-----------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder                    -       -           -       -         450           -             450

Loss and comprehensive loss for the year               -       -           -       -           -     (22,235)        (22,235)
-----------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                               -  $    -   9,761,950  $  576  $  176,932  $  (47,918)   $    129,590
=============================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(A exploration stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 16, 2005
                                                       (inception) to         Year ended         Year ended
                                                      August 31, 2007    August 31, 2007    August 31, 2006
-----------------------------------------------------------------------------------------------------------
EXPENSES

Accounting and audit                                  $       18,113     $        8,448     $        9,665
Legal fees                                                     3,323                  -              3,323
Bank charges                                                     240                152                 82
Filing fees                                                    1,997                  -                  -
Interest                                                       1,186                723                450
Consulting fees                                                2,803                  -              2,803
Office expenses                                                1,077                471                606
Transfer agent                                                 4,754              4,754                  -
Resource property acquisition and exploration costs           14,425              7,687              2,441
-----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          47,918             22,235             19,370
-----------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $      (47,918)    $      (22,235)    $      (19,370)
-----------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $        (0.00)    $        (0.00)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                           8,717,098          8,000,000
===========================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 16, 2005
                                                       (inception) to         Year ended         Year ended
                                                     Augusts 31, 2007    August 31, 2007    August 31, 2006
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                            $       (47,918)    $      (22,235)    $      (19,370)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                               913                450                450
Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                     (2,194)               306             (2,500)
- accounts payable and accrued liabilities                       212            (14,615)            12,830
-----------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                        (48,987)           (36,094)            (8,590)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Decrease in promissory note - Related Party                        -             (4,297)                 -
Proceeds from convertible debenture - Related Party           15,000                  -                  -
Proceeds from issuance of common stock                       176,595            176,195                  -
-----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    191,595            171,898                  -
-----------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                        142,608            135,804             (8,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     -              6,804             15,394
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $       142,608     $      142,608     $        6,804
===========================================================================================================

INTEREST PAID                                        $           273     $          273     $            -
-----------------------------------------------------------------------------------------------------------
TAX PAID                                             $             -     $            -     $            -
-----------------------------------------------------------------------------------------------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $47,918 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at August 31, 2007, there were
no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2007, the Company had $48,358 (2006:
$nil) in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2007, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended August 31, 2007.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended August 31, 2007.

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

New Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.
In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.
In September 2006, the SEC announced Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, "The fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

NOTE 4 - PROMISSORY NOTE

On August 30, 2005, the Company issued a promissory note to its principal shareholder and a director in the amount of $4,297 for the purchase of the mineral property (See Note 3). The promissory note was unsecured, non-interest bearing and due on demand. On March 5, 2007, the Company repaid the promissory note in full.

NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $913 to the additional paid-in capital for the period from inception to August 31, 2007.

The Company did not incur beneficial conversion charges because the conversion price is greater than the fair value of the equity of the Company.

NOTE 6 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 9,761,950 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

The offering period for the Company's initial public offering expired on March 13, 2007. During the offering period, the Company sold a total 1,761,950 common shares at $0.10 per share for cash proceeds of $176,195.

NOTE 7 - INCOME TAXES

At August 31, 2007, the Company had deferred tax assets of approximately $16,800 (August 31, 2006: $9,000) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2007. The significant components of the deferred tax asset at August 31, 2006 were as follows:

                                   AUGUST 31, 2007    AUGUST 31, 2006
Net operating loss carryforwards  $         16,800   $          9,000
Valuation allowance                        (16,800)            (9,000)

Net deferred tax assets           $              -   $              -

At August 31, 2007, the Company has net operating loss carryforwards of approximately $47,900, which expire in the year 2025 through 2027.

NOTE 8 - RELATED PARTY TRANSACTIONS

Included in prepaid expenses, $2,194 was advanced to a director of the Company for the anticipated general and administrative expenses.

See Note 3, 4 and 5.

NOTE 9 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

------------------------------------------------------------------------------
                                                              PERIOD SERVED AS
NAME          POSITION                                   AGE  DIRECTOR/OFFICER
------------------------------------------------------------------------------

Lou Hilford   CEO, President, director                   62   2005 to present

Thomas Mills  Vice-President, CFO, Secretary, director   39   2005 to present
------------------------------------------------------------------------------

Lou Hilford has served as our President, Chief Executive Officer and a director since June 2005. From July 2005 to August 2007, he was also Vice-President, Secretary and a director of Thrust Energy Corp., a Nevada corporation in the business of oil and gas exploration in Texas. From 2002 until 2004, Mr. Hilford was a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. Since 2000, Hilford has been the President of Loudon Consultants Incorporated, a privately held consulting firm, specializing in government lobbies and community studies on behalf of the entertainment industry.

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

COMMITTEES OF THE BOARD

All proceedings of the board of directors for the year ended August 31, 2007 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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


ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years since inception.

SUMMARY  COMPENSATION  TABLE

---------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                                    AWARDS                    PAYOUTS
NAME AND
PRINCIPAL                                           RESTRICTED
POSITION (1)                          OTHER ANNUAL       STOCK                   LTIP     ALL OTHER
                 YEAR  SALARY  BONUS  COMPENSATION      AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
---------------------------------------------------------------------------------------------------

Lou Hilford      2005     nil    nil           nil         nil           nil      nil           nil
                 2006     nil    nil           nil         nil           nil      nil           nil
                 2007     nil    nil           nil         nil           nil      nil           nil
---------------------------------------------------------------------------------------------------

(1)     No  executive  officer received greater than $100,000 in salary during the fiscal period ending August
31,  2007,  or  the  subsequent fiscal year ending August 31, 2007. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10%
of  the  total  of  annual  salary  and  bonus  paid  during  the  respective  fiscal  years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2007 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

--------------------------------------------------------------------------------
NAME AND ADDRESS                                        NUMBER OF SHARES    %
--------------------------------------------------------------------------------

Lou Hilford                                             3,000,000          31
807-1050 Burrard Street
Vancouver, BC  V6Z 2S3

Thomas Mills                                            5,060,000(1)       52
500-666 Burrard Street
Vancouver, BC  V6C 2X8
Directors and officers as a group (two persons)         8,060,000          83
--------------------------------------------------------------------------------
(1) Includes 60,000 shares issuable upon exercise of a conversion privilege that can be exercised within 60 days.

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

------------------------------------------------------------------------------
NAME          POSITION WITH COMPANY     SHARES     CONSIDERATION  DATE
------------------------------------------------------------------------------
Lou Hilford   CEO, President, director  3,000,000  $ 150          July 5, 2005

Thomas Mills  Vice-President, CFO,      5,000,000  $ 250          July 5, 2005
              Secretary, director
------------------------------------------------------------------------------

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


ITEM 13.     EXHIBITS

EXHIBIT  TITLE

 3.1 Articles of Incorporation, Kingston Mines Ltd., incorporated by reference from the Form 10KSB filed November 11, 2006
 3.2 Amended and Restated Bylaws, Kingston Mines Ltd., incorporated by reference from the Form 10KSB filed November 11, 2006
10.1 Transfer of Mineral Disposition, incorporated by reference from the Form 10KSB filed November 11, 2006
10.2 Convertible Debenture, incorporated by reference from the Form 10KSB filed November 11, 2006
14.1 Code of Ethics for Senior Financial Officers, Kingston Mines Ltd., incorporated by reference from the Form 10KSB filed Nov
31.1 Certification of Chief Executive Officer to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
31.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350
32.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350
99.1 Map of the Original Sugarloaf Property in British Columbia, Canada, incorporated by reference from the Form 10KSB filed No
99.2 Map of the Expanded Sugarloaf Property Showing Claim Numbers, incorporated by reference from the Form 10KSB filed November

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 was $5,056.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2007 was approximately $6,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,226 and $3,392, respectively.

TAX  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

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

                                           KINGSTON MINES LTD.



Date:  November 19, 2007                   By:/s/ Lou Hilford
                                           Lou Hilford, Chief Executive Officer,
                                           President and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE           TITLE                                      DATE

/s/ Lou Hilford     Chief Executive Officer,                   November 19, 2007
Lou Hilford         President and a director

/s/ Thomas Mills    Vice-President,                            November 19, 2007
Thomas Mills        Chief Principal Accounting Officer,
                    Secretary and a director