Form 10QSB
period 2007-11-30
Kingston Mines Ltd.
filed 2008-01-11
CIK 1343011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 000-52781

                               KINGSTON MINES LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0471111
                    (I.R.S. Employer Identification number)

                 1000-888 3RD STREET SW, CALGARY  AB        T2P 5C5
              (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number: (403) 716-1910

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

As of November 30, 2007, the Issuer had 9,761,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


KINGSTON MINES LTD.
(An exploration stage company)

Balance Sheets
November 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                                  November 30   August 31
                                                                                         2007        2007
----------------------------------------------------------------------------------------------------------
                                                                                                (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                         $   120,925   $ 142,608
Prepaid expenses                                                                           36       2,194
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              $   120,961   $ 144,802
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $   120,961   $ 144,802
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                               10,594         212
Convertible debenture - Related Party (current)                                             -      15,000
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                              10,594      15,212

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  9,761,950 common shares                                          576         576
                                      (August 31, 2006: 8,000,000 common shares)

ADDITIONAL PAID-IN CAPITAL                                                            177,044     176,932

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                    (67,253)    (47,918)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                            110,367     129,590
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   120,961   $ 144,802
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 16, 2005 (inception) to November 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                                              accumulated          Total
                                                                                  Additional       during  stockholders'
                                             Preferred Stock     Common Stock        paid-in  exploration         equity
                                             Shares  Amount      Shares   Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
     July 5, 2005 ($0.00005 per share)            -  $    -   8,000,000  $   400  $       -   $        -   $        400

Imputed interest from a shareholder               -       -           -        -         13            -             13

Loss and comprehensive loss for the period        -       -           -        -          -       (6,313)        (6,313)
------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                          -       -   8,000,000  $   400  $      13   $   (6,313)  $     (5,900)
------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder               -       -           -        -        450            -            450

Loss and comprehensive loss for the year          -       -           -        -          -      (19,370)       (19,370)
------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                          -  $    -   8,000,000  $   400  $     463   $  (25,683)  $    (24,820)
------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005 ($0.10 per share)               -  $    -   1,761,950  $   176  $ 176,019   $        -   $    176,195

Imputed interest from a shareholder               -       -           -        -        450            -            450

Loss and comprehensive loss for the period        -       -           -        -          -      (22,235)       (22,235)
------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                          -       -   9,761,950  $   576  $ 176,932   $  (47,918)  $    129,590
------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder               -       -           -        -        112            -            112

Loss and comprehensive loss for the period        -       -           -        -          -      (19,335)       (19,335)
------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2007                        -       -   9,761,950  $   576  $ 177,044   $  (67,253)  $    110,367
========================================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(A exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 16, 2005         Three months ended
                                                         (inception) to            November 30
                                                      November 30, 2007         2007         2006
--------------------------------------------------------------------------------------------------
EXPENSES

Accounting and audit                                  $ 23,652            $    5,539   $    5,056
Legal fees                                               3,323                     -            -
Bank charges                                               252                    12           29
Filing fees                                              6,815                 4,818            -
Interest                                                 1,298                   112          112
Consulting fees                                          2,803                     -            -
Office expenses                                          3,235                 2,158          197
Transfer agent                                           5,129                   375            -
Resource property acquisition and exploration costs     20,746                 6,321        5,710
--------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    67,253                19,335       11,104
--------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $(67,253)           $  (19,335)  $  (11,104)
--------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $    (0.00)  $    (0.00)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                          -             9,761,950    8,000,000
==================================================================================================

The accompanying notes are an integral part of these financial statements


KINGSTON MINES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                Cumulative from
                                                                  June 16, 2005     Three months ended
                                                                 (inception) to         November 30
                                                              November 30, 2007       2007       2006
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                     $        (67,253)   $ (19,335)   $ (11,104)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
- imputed interest                                                       1,025          112          112
Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                                  (36)       2,158            -
- accounts payable and accrued liabilities                              10,594       10,382        5,605
---------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (55,670)      (6,683)      (5,387)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Increase in promissory note - Related Party                                  -            -            -
Increase (decrease) in convertible debenture - Related Party                 -      (15,000)           -
Proceeds from issuance of common stock                                 176,595            -            -
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              176,595      (15,000)           -
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  120,925      (21,683)      (5,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               -      142,608        6,804
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $        120,925    $ 120,925    $   1,417
=========================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $67,253 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at November 30, 2007, there
were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2007, the Company had $nil (August 31, 2007: $48,358) in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2007, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended November 30, 2007.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended November 30, 2007.

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

NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. The Company charged imputed interest at 3.0% per annum and recorded a total of $112 to the additional paid-in capital for the period from inception to November 30, 2007. The Company repaid the debenture in full in cash on November 29, 2007.

The Company did not incur beneficial conversion charges because the conversion price is greater than the fair value of the equity of the Company.

NOTE 5 - PREFERRED AND COMMON STOCK

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

NOTE 6 - RELATED PARTY TRANSACTIONS

See Note 3 and 4.

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We believe that the only equipment we will need to start exploration on the Sugarloaf Property will be a backhoe. We will lease the backhoe from an equipment rental company or hire an independent contractor who owns a backhoe to dig the trenches we refer to in this annual report. We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months and until we have proven reserves.

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

As of November 30, 2007, we had total assets of $120,961 comprised of $120,925 in cash and $36 in prepaid expense. This is a decrease from $144,802 in total assets as of August 31, 2007. The decrease was primarily attributable to debt repayment and renewal of our mineral exploration licenses.

As of November 30, 2007, our total liabilities decreased to $10,594 from $15,212 as of August 31, 2007. The decrease was due to the repayment of a convertible debenture owing to a director. Current liabilities are comprised entirely of accounts payable and accrued liabilities, which increased by $10,382 from August 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not intend to purchase or sell any significant equipment during the next twelve months.

We  do  not  anticipate  hiring  any  employees  over  the  next  12  months.

RESULTS  OF  OPERATIONS

We posted an operating loss of $19,335 for the period ended November 30, 2007, due primarily to renewal of our mineral exploration license, accounting fees and filing fees. This was an increase from the operating loss of $11,104 for the period ended November 30, 2006.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the NASD over-the-counter bulletin board under the trading symbol KGMI.

As  of  November  30,  2007, there were 76 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On September 12, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on May 13, 2007. As of May 31, 2007, we have sold 1,761,950 shares of our common stock for gross proceeds of $176,195.

We budgeted $25,000 from the proceeds of our offering for offering expenses. Of this amount, we paid a total of $9,665 for accounting fees. All other offering expenses were paid from the proceeds of a non-interest bearing loan of $15,000 from a director advanced prior to the commencement of our offering. We used the remainder of the amount budgeted for offering expenses ($15,335) to repay the director's loan in full, with the surplus ($335) being used for working capital.

After paying offering expenses and repaying the director's loan, net proceeds from our offering that were available for operations was $151,530. As of November 30, 2007, we spent $3,487 on office expenses, $26,975 for professional fees, $11,944 on filing and transfer agent fees, and $20,746 on claim acquisition and maintenance. Professional fees significantly exceeded our budgeted amount of $10,000 due to higher than expected accounting costs. Claim maintenance fees also exceeded budgeted amounts due to fluctuations in currency exchange rates.

We budgeted $6,323 from the proceeds of our offering for the repayment of a debt owing to a director. This debt was repaid from the proceeds of the director's loan. The proceeds that would otherwise have been allocated for debt repayment have been used to pay for professional fees.

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

KINGSTON MINES LTD.



By: /s/ Thomas Mills
Thomas Mills
President, Treasurer, Secretary and a director
(Chief Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Date: January 9, 2008