Form 10QSB
period 2008-02-29
Kingston Mines Ltd.
filed 2008-04-21
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file # 000-52781

KINGSTON MINES LTD.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0471111
(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, 5th Floor
Las Vegas, Nevada 89169
(Address of principal executive offices)

(702) 990-3771
(Issuer's telephone number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of April 17, 2008, the Issuer had 6,761,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kingston Mines Ltd.
(An exploration stage company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	February 29,	August 31,
	2008	2007
ASSETS

Current Assets
Cash	1,039	142,608
Prepaid expense	36	2,194
Total Current Assets	1,075	144,802

Total Assets	1,075	144,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Promissory note - Related Party	-	-
Accounts Payable and Accrued liabilities	273	212
Convertible Debenture - Related Party (current)	-	15,000
Total Current Liabilities	273	15,212

Convertible Debenture - Related Party	-	-
Total Liabilities	273	15,212

Stockholders' Equity
Preferred Stock 50,000,000 preferred shares at a par value of $0.001 Issued and outstanding: nil
Common Stock 100,000,000 common shares authorized, par value of $0.0001 6,761,950 common shares issued and outstanding	576	576
Additional Paid-in Capital	177,045	176,932
Deficit Accumulated During Development Stage	(176,819)	(47,918)
Total Stockholders' Equity	802	129,590
Total Liabilities and Stockholders' Equity	1,075	144,802

Kingston Mines Ltd.
(An exploration stage company)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 16, 2005	Three months ended
	(Inception) to	February 29,	February 28,
	February 29, 2008	2008	2007

Revenue	-	-	-

EXPENSES
Accounting and audit	24,691	1,039	1,060
Legal fees	3,323	-	-
Filing fees	6,815	-	-
Interest	1,298	-	113
Transfer agent	5,265	136	2,001
Loss From Continuing Operations	(41,392)	(1,175)	(3,174)

Discontiued Operations	135,427	108,391	6

Net Loss and Comprehensive Loss for the Period	(176,819)	(109,566)	(3,180)

Basic and Diluted Loss Per Share:
Continuing Operations		$(0.0001)	$(0.0003)
Discontinued Operations		$(0.0124)	$(0.0000)
Net Income		$(0.0125)	$(0.0003)

Kingston Mines Ltd.
(An exploration stage company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from June 16, 2005 (Date of Inception)to February 29, 2008	Six months ended February 29, 2008	Six months ended February 28, 2007

Operating Activities
Net loss for the period	(176,819)	(128,901)	(14,285)
Adjustments to reconcile net loss to net cash used in operations:
- imputed interest	1,026	113	225
Change in operating assets and liabilities
- (increase) decrease in prepaid expense	(36)	2,158
- accounts payable and accrued liabilities	273	61	7,667
- payments to Officers
Net Cash Used in Operating Activities	(175,556)	(126,569)	(6,393)

Financing Activities
Cash Flows From (Used in) Financing Activities
Decrease in promissory note - Related Party	-	-	-
Repayment of convertible debenture - Related Party	-	(15,000)	-
Proceeds from issuance of comon stock	176,595	-	125,000
Net Cash Provided by Financing Activities	176,595	(15,000)	125,000

Increase (Decrease) in Cash and Cash Equivalents	1,039	(141,569)	118,607
Cash- Beginning of Period		142,608	6,804
Cash - End of Period	1,039	1,039	142,608

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kingston Mines Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 16, 2005. The Company's fiscal year end is August 31.

The Company has been an exploration company since its formation and has not yet realized any revenues from its operations. Our business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves. Any further funds spent on the exploration of these claims would probably be lost.

The Company acquired the Sugarloaf Property from its Vice-President for C$5,000.00, which is the amount he paid to acquire it from an independent third party. We intend to dispose of the Sugarloaf Property as soon as reasonably feasible.

On February 6, 2008, there was a change in control of the Company. The Company has made a determination to cease the mineral exploration business and pursue another business opportunity. The company is currently assessing other viable businesses. The Company expects to announce its new business model during the third quarter of 2008.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $176,819 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 29, 2008, there were no cash equivalents.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 29, 2008, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended February 29, 2008.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended February 29, 2008.

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

NOTE 3 - CONVERTIBLE DEBENTURE

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

NOTE 4 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 6,761,950 shares were issued and outstanding as of February 29, 2008. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

The offering period for the Company's initial public offering expired on March 13, 2007. During the offering period, the Company sold a total 1,761,950 common shares at $0.10 per share for cash proceeds of $176,195.

NOTE 5 - RELATED PARTY TRANSACTIONS

See Note 3.

On January 30, 2008, Lou Hilford, a former officer and director of the Company entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 3,000,000 shares of Company common stock owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford have executed mutual general releases of any and all claims against one another. The Company has 6,761,950 issued and outstanding shares of Common Stock as of the date of this Report after giving effect to such cancellation.

On February 13, 2008, the Company’s Board of Directors determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. On February 14, 2008, the Company paid $105,999.18 for Rudana’s legal fees in such regard. For accounting purposes the payment of such fees have been charged to discontinued operations in connection with closing down the prior business of the Company and moving forward from the prior business.

NOTE 6 - SEGMENT INFORMATION

The Company previously conducted all of its operations in Canada. The company ceased its activities in Canada as of February 6, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

Kingston Mines Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, on June 16, 2005. The Company's fiscal year end is August 31.

The Company has been an exploration company since its formation and has not yet realized any revenues from its operations. Our business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves.

The Company acquired the Sugarloaf Property from its Vice-President for C$5,000.00, which is the amount he paid to acquire it from an independent third party. We now intend to dispose of the Sugarloaf Property as soon as reasonably feasible.

On January 30, 2008, Lou Hilford, a former officer and director of the Company entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 3,000,000 shares of Company common stock owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford have executed mutual general releases of any and all claims against one another. The Company has 6,761,950 issued and outstanding shares of Common Stock as of the date of this Report after giving effect to such cancellation.

On February 6, 2008, Thomas Mills, the controlling shareholder of the Company, entered into a Securities Purchase and Sale Agreement (the “Securities Purchase and Sale Agreement”) with Rudana Investment Group AG, a corporation formed under the laws of Switzerland. Pursuant to the Securities Purchase and Sale Agreement, Mr. Mills agreed to sell 5,000,000 shares of the Company’s common stock to Rudana Investment Group AG.

Upon the closing of the Securities Purchase and Sale Agreement on February 6, 2008 (the “Closing”), a change in control of the Company occurred. Pursuant to the Securities Purchase and Sale Agreement, Rudana Investment Group AG has acquired 5,000,000 shares of the Company’s common stock from Mr. Mills. The Company is not a party to the Securities Purchase and Sale Agreement. Rudana Investment Group AG now owns 73.9% of the Company’s 6,761,950 issued and outstanding shares. Mr. Mills did not retain any ownership of shares and is no longer a shareholder of the Company. Mr. Mills remains a director of the Company.

On April 9, 2008, Mr. Mills resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary. The Company’s Board of Directors (the “Board”) appointed Mr. Gerald Sullivan as Chief Financial Officer and interim President and Chief Executive Officer of the Company. In addition, on April 9, 2008, the Board appointed Ms. Barbara Salz to serve as the Corporate Secretary of the Company.

On April 9, 2008, the Board appointed Dr. Augustine Fou to serve as an independent director of the Company. Dr. Fou’s appointment will become effective ten (10) days after April 18, 2008, the date a Schedule 14f-1 regarding his appointment was disseminated to the Company’s shareholders.

Plan of Operations

The Company has made a determination to cease the mineral exploration business and pursue another business opportunity. The company is currently assessing other business opportunities. The Company expects to announce its new business model during the third quarter of 2008.

On April 9, 2008, the Board approved and recommended that the Company change its name to Laureate Resources & Steel Industries Inc. Stockholders holding a majority of the voting rights of all outstanding shares of the Company’s capital stock as of April 9, 2008 voted in favor of the foregoing proposal by written consent.

We do not have any specific alternative business opportunities defined at this time. Any business being considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees and travel costs. During this period, we will also need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event that our available capital is insufficient to acquire a new business and sustain minimum operations, we will need to secure addition funding.

We anticipate that any additional funding that we require will be in the form of shareholder loans or equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from shareholder loans or the sale of our common stock. The risky nature of our Company and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable business can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Our officers will be rendering services on part time basis for the foreseeable future. If the demands of our business require more time of our officers, such as raising additional capital, they are prepared to adjust their timetables to devote more time to our business. They may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Financial Condition, Liquidity and Capital Resources

We were previously a mineral resource exploration stage company that had not begun operations. Our capital has been obtained via issuance of common stock and shareholder loans.

On February 13, 2008, the Company’s Board of Directors determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. On February 14, 2008, the Company paid $105,999.18 for Rudana’s legal fees in such regard. For accounting purposes the payment of such fees have been charged to discontinued operations in connection with closing down the prior business of the Company and moving forward from the prior business.

As of February 29, 2008, we had total assets of $1,075 comprised of $1,039 in cash and $36 in prepaid expense. This is a decrease from $144,802 in total assets as of our fiscal year ended August 31, 2007.  This is mainly due to the payment of legal and professional fees.

As of February 29, 2008, our total liabilities decreased to $273 from $15,212 as of August 31, 2007. The decrease was due to the repayment of a convertible debenture owing to a director. Current liabilities are comprised entirely of accounts payable and accrued liabilities, which increased by $61 from August 31, 2007 to $273 at our prior quarter ended February 29, 2008.

We have not generated revenue since the date of inception. We do not have sufficient working capital to satisfy our cash requirements for the next 12 months of operations. We expect to pay our own costs and expenses through shareholder loans.

We do not intend to purchase or sell any significant equipment during the next twelve months, however depending on the requirements of our new business model we may purchase new equipment in the future.

We do not anticipate hiring any employees over the next 12 months, however depending on the requirements of our new business model we may hire new employees in the future.

Results of Operations

We posted an operating loss of $109,566 for the period ended February 29, 2008. As of February 29, 2008, the Company’s net loss since inception was $176,819.

Subsequent Events

On April 16, 2008, the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00) from Rudana, the Company’s majority shareholder (the “Shareholder Loan”). The Company will use the proceeds from the Shareholder Loan for general corporate purposes. The Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed a note setting forth the terms thereof. The Shareholder Loan was approved by the Company’s Board of Directors.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of February 29, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 29, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:  OTHER INFORMATION

Payment of Stockholder’s Legal Fees

On February 13, 2008, the Company’s Board of Directors determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. On February 14, 2008, the Company paid $105,999.18 for Rudana’s legal fees in such regard. For accounting purposes the payment of such fees have been charged to discontinued operations in connection with closing down the prior business of the Company and moving forward from the prior business.

Shareholder Loan to the Company

On April 16, 2008, the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00) from Rudana, the Company’s majority shareholder (the “Shareholder Loan”). The Company will use the proceeds from the Shareholder Loan for general corporate purposes. The Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed a note setting forth the terms thereof. The Shareholder Loan was approved by the Company’s Board of Directors.

ITEM 6.  EXHIBITS

Exhibit	Description

10.4	Share Cancellation Agreement, dated as of January 30, 2008, by and between Kingston Mines Ltd. and Lou Hilford.

10.5
Securities Purchase and Sale Agreement, dated February 6, 2008 between Rudana Investment Group AG and Thomas Mills, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on February 15, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KINGSTON MINES LTD.

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer and Interim President and Chief Executive Officer

Date: April 18, 2008