Form 10QSB
period 2008-05-31
Laureate Resources & Steel Industries Inc.
filed 2008-07-21
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file # 000-52781

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0471111
(I.R.S. Employer Identification No.)

245 Park Avenue, 24th Floor
New York, NY 10167
(Address of principal executive offices)

(212) 672-1927
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
Yes ☒ No ☐

As of July 18, 2008, the Issuer had 47,333,650 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Laureate Resources & Steel Industries Inc. (formally known as Kingston Mines Ltd.).

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Laureate Resources & Steel Industries Inc.
(formally known as Kingston Mines Ltd.)
(An exploration stage company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
ASSETS	2008	2007

Current Assets
Cash	35,544	142,608
Prepaid expense	36	2,194
Loan Receivable - Stockholder	15,910	-
Total Current Assets	51,490	144,802

Total Assets	51,490	144,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued liabilities	30,158	212
Convertible Debenture - Related Party (current)	-	15,000
Total Current Liabilities	30,158	15,212

Total Liabilities	30,158	15,212

Stockholders' Equity
Preferred Stock
50,000,000 preferred shares at a par value of $0.001
Issued and outstanding : nil
Common Stock
100,000,000 common shares authorized,
par value of $0.0001
47,333,650 common shares issued and outstanding	576	576
Additional Paid-in Capital	177,045	176,932
Deficit Accumulated During Development Stage	(156,289)	(47,918)
Total Stockholders' Equity	21,332	129,590
Total Liabilities and Stockholders' Equity	51,490	144,802

Laureate Resources & Steel Industries Inc.
(formally known as Kingston Mines Ltd.)
(An exploration stage company)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 16, 2005
	(Date of Inception)
	to	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2008	2007

Revenue	-	-	-	-	-

EXPENSES

Accounting and audit	25,691	1,000	1,166	7,578	7,282
Bank Service Charge	5	5	344	16	379
Salary and General Administration	29,326	29,326		29,326	-
Directors Fees	2,000	2,000		2,000
Legal fees	44,340	41,017	-	41,017	-
Filing fees	10,400	3,585	-	8,403	-
Interest	1,566	268	385	380	610
Office	5,240	5,240	239	7,398	435
Travel	1,462	1,462		1,462
Transfer agent	6,831	1,566	2,328	2,077	4,329
Loss From Operations	(126,861)	(85,469)	(4,462)	(99,657)	(13,035)

Discontinued Operations	(29,428)	-	(1,911)	(8,713)	(7,622)

Net Loss and Comprehensive Loss for the Period	(156,289)	(85,469)	(6,373)	(108,370)	(20,657)

Basic and Diluted Loss Per Share		($0.0076)	($0.0007)	($0.0109)	($0.0026)

Weighted Average Shares Outstanding		11,220,379	9,761,950	9,918,423	8,000,000

Laureate Resources & Steel Industries Inc.
(formally known as Kingston Mines Ltd.)
(An exploration stage company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 16, 2005
	(Date of Inception)	Nine months	Nine months
	to	ended	ended
	May 31,	May 31,	May 31,
	2008	2008	2007

Operating Activities
Net loss for the period	(156,289)	(108,370)	(20,657)
Adjustments to reconcile net loss to net cash
used in operations:
- imputed interest	1,025	378	336
Change in operating assets and liabilities
- (increase) decrease in prepaid expense	(36)	2,158	2,500
- accounts payable and accrued liabilities	30,158	119,768	(13,568)
- payments to Officers
Net Cash Used in Operating Activities	(125,142)	13,934	(31,389)

Financing Activities
Cash Flows From (Used in) Financing Activities
Increase in promissory note - Related Party			(4,297)
Loan to Shareholder	(15,910)	(105,999)	-
Proceeds from convertible debenture - Related Party	-	(15,000)	-
Proceeds from issuance of comon stock	176,595	-	176,195
Net Cash Provided by Financing Activities	160,685	(120,999)	171,898

Increase (Decrease) in Cash and Cash Equivalents	35,543	(107,065)	140,509
Cash- Beginning of Period		142,608	6,804
Cash - End of Period	35,543	35,543	147,313

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $156,289 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

The balance sheet at August 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended August 31, 2007 filed on November 21, 2007.

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

During the nine months ended May 31 2008 the company had the following transactions with Rudana Investment Group AG, the Company’s majority shareholder:

Payment of Rudana expenses	$105,999

Loans from Rudana (A)	90,089

The net amount of $15,910 is shown as Loan Receivable - Stockholder on the accompanying balance sheet as of May 31, 2008.

(A)
The Company has received two stockholder loans from Rudana: (i) on April 16, 2008, the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00); and (ii) on May 29, 2008 the Company received a loan in the amount of Sixty-Four Thousand One Hundred Eighty-Nine Dollars ($64,189.00) (collectively, the “Shareholder Loans”). The Company will use the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

NOTE 6 - SEGMENT INFORMATION

The Company previously conducted all of its operations in Canada. The company ceased its activities in Canada as of February 6, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

Laureate Resources & Steel Industries Inc. (hereinafter "the Company") was incorporated in the State of Nevada, on June 16, 2005 as Kingston Mines Ltd. The Company's fiscal year end is August 31.

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

The Company acquired the Sugarloaf Property from its Vice-President for CAD $5,000.00, which is the amount he paid to acquire it from an independent third party. We now intend to dispose of the Sugarloaf Property as soon as reasonably feasible. The Company sold one of the five claims which comprise the Sugarloaf Property on May 28, 2008, for CAD $1,000.

Change of Control

On January 30, 2008, Lou Hilford, a former officer and director of the Company entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 3,000,000 shares of Company common stock owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford executed mutual general releases of any and all claims against one another. The Company had 6,761,950 issued and outstanding shares of Common Stock after giving effect to such cancellation.

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

Upon the closing of the Securities Purchase and Sale Agreement on February 6, 2008, a change in control of the Company occurred. Pursuant to the Securities Purchase and Sale Agreement, Rudana Investment Group AG acquired 5,000,000 shares of the Company’s common stock from Mr. Mills. The Company was not a party to the Securities Purchase and Sale Agreement. Rudana Investment Group AG then owned 73.9% of the Company’s 6,761,950 shares which were issued and outstanding. Mr. Mills did not retain any ownership of shares and is no longer a shareholder of the Company.

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

On April 28, 2008, Dr. Augustine Fou joined the Board and Thomas Mills resigned. On May 5, 2008, Federico Mazzolari joined the Board. On May 12, 2008, Luigi Pugni joined the Board and on June 18, 2008, Olivier de Vergnies also joined the Board.

Payment of Stock Dividend

On May 21, 2008, the Board declared the payment of a stock dividend consisting of six (6.0) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the record date. The record date was June 2, 2008. Such stock dividend was paid on June 3, 2008. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s Common Stock was thereby increased to 47,333,650 shares of common stock.

Plan of Operations

The Company has made a determination to cease the mineral exploration business and pursue another business opportunity. The company is currently assessing other business opportunities. The Company expects to announce its new business model during the third quarter of 2008.

On April 9, 2008, the Board approved and recommended that the Company change its name to Laureate Resources & Steel Industries Inc. Stockholders holding a majority of the voting rights of all outstanding shares of the Company’s capital stock as of April 9, 2008 voted in favor of the foregoing proposal by written consent. On May 20, 2008, the Company’s name was changed. On June 4, 2008, the Company changed it stock symbol from “KGMI” to “LRRS.”

We do not have any specific alternative business opportunities defined at this time. Any business being considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees and travel costs. During this period, we will also need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event that our available capital is insufficient to acquire a new business and sustain minimum operations, we will need to secure additional funding.

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

Our officers will be rendering services on a part time basis for the foreseeable future. If the demands of our business require more time of our officers, such as raising additional capital, they are prepared to adjust their timetables to devote more time to our business. They may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Revenues

During the quarter ended May 31, 2008, the Company had no revenues.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the next twelve months.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the next twelve months. Depending on the requirements of our new business model we may purchase new equipment in the future.

Employees

The Company has not yet determined its anticipated employee and staff needs for the next twelve months. Depending on the requirements of our new business model, we may hire new employees in the future.

Liquidity and Capital Resources

We were previously a mineral resource exploration stage company that had not begun operations. Our capital has been obtained via issuance of common stock and shareholder loans.

On February 13, 2008, the Company’s Board of Directors determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. On February 14, 2008, the Company paid $105,999 in legal fees on behalf of Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder. The amount has been classified as a loan receivable from Rudana and offset by the two loans referred to below.

The Company has received two stockholder loans from Rudana: (i) on April 16, 2008, the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00); and (ii) on May 29, 2008 the Company received a loan in the amount of Sixty-Four Thousand One Hundred Eighty-Nine Dollars ($64,189.00) (collectively, the “Shareholder Loans”). The Company will use the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of May 31, 2008, we had total assets of $ 51,490 comprised of $35,544 in cash and $36 in prepaid expense. This is a decrease from $144,802 in total assets as of our fiscal year ended August 31, 2007.   This is mainly due to the payment of legal and professional fees.

As of May 31, 2008, our total liabilities increased to $30,158 from $15,212 as of August 31, 2007. The increase was due to an increase in accounts payable and accrued liabilities. Current liabilities are comprised entirely of accounts payable and accrued liabilities, which increased by $14,946 from August 31, 2007 to $30,158 at our prior quarter ended May 31, 2008.

We have not generated revenue since the date of inception. We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to pay our own costs and expenses through shareholder loans.

Results of Operations

We posted an operating loss of $85,469 for the period ended May 31, 2008. As of May 31, 2008, the Company’s net loss since inception was $156,289.

Subsequent Events

Payment of Stockholder’s Legal Fees

On July 7, 2008, the Company, in consultation with the Company’s independent registered public accounting firm, Paritz and Company P.A., concluded that the Company’s financial statements should be restated to correct certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The recognition and classification issues pertained to legal fees which the Company had agreed to pay on behalf of Rudana, which were previously charged to the Company’s loss from discontinued operations during the three months ended February 29, 2008. The Company will amend and restate its financial statements for the quarterly period ended February 29, 2008 to reflect the changes.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of May 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

3.3	By-Laws, amended.

3.4	Articles of Incorporation, as amended.

10.6	Promissory Note, dated as of April 16, 2008.

10.7	Director’s Agreement, dated as of May 5, 2008, by and between the Company and Dr. Augustine Fou.

10.8	Director’s Agreement, dated as of May 5, 2008, by and between the Company and Federico Mazzolari.

10.9	Warrant, dated as of May 10, 2008, issued by the Company to Arimathea Limited.

10.10	Director’s Agreement, dated as of May 12, 2008, by and between the Company and Luigi Pugni.

10.11	Amendment to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited.

10.12	Warrant, dated as of May 22, 2008, issued by the Company to Arimathea Limited.

10.13	Mineral Claim Sales Agreement, dated as of May 28, 2008, by and among the Company and Terracan Resources Ltd.

10.14	Promissory Note, dated as of May 29, 2008, by the Company.

10.15	Director’s Agreement, dated as of June 17, 2008, by and between the Company and Olivier de Vergnies.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LAUREATE RESOURCES & STEEL INDUSTRIES INC.

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer and Interim President and Chief Executive Officer

Date: July 21, 2008