Form 10QSB/A
period 2008-02-29
Laureate Resources & Steel Industries Inc.
filed 2008-08-08
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file # 000-52781

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(FORMERLY KNOWN AS KINGSTON MINES LTD.)
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

Explanatory Note:

On July 7, 2008, Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd., and referred to herein as the “Company”), in consultation with the Company’s independent registered public accounting firm, Paritz and Company P.A., concluded that the Company’s financial statements should be restated to correct certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations.

On February 13, 2008, the Company’s Board of Directors determined that in consideration for the corporate development introductions made by Rudana Investment Group AG (“Rudana”) on behalf of the Company, the Company deemed it in the best interests of the Company and its shareholders to pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. On February 14, 2008, the Company paid $105,999 in respect of such fees and expenses.

The recognition and classification issues pertained to fees and expenses which the Company had agreed to pay on behalf of Rudana, the Company’s majority shareholder, which were previously charged to the Company’s loss from discontinued operations during the three months ended February 29, 2008. The amount of $105,999 has been re-classified as a loan receivable from Rudana for purposes of the quarterly period ended February 29, 2008.

The Company and Rudana have subsequently determined that it is in the best interests of both parties to pay all of their own respective fees, costs, expenses and disbursements. As of the date of this Amendment No. 1 to Form 10-QSB, Rudana has made shareholder loans to the Company in the aggregate amount of $140,089.00. Rudana and the Company have agreed that the loan receivable in respect of the reclassification will be offset against the shareholder loans repayments due to Rudana by the Company.

The following is a summary of the effects of the restatement on the Company’s financial statements.

	As Previously
	Reported	As Restated

For the Three Months ended March 31, 2008

Loss from Discontinued Operations	(108,391)	(2,392)
Net Loss	(109,566)	(3,567)

Basic and Diluted Loss Per Share:
Discontinued Operations	(0.0124)	(0.003)
Net Loss	(0.0125)	(0.004)

Accumulated from June 16, 2005 (inception) to February 29, 2008

Loss from Discontinued Operations	(135,427)	(29,428)
Net Loss	(176,819)	(70,820)

The Company’s Chief Financial Officer discussed the matters set forth herein with the Company’s independent auditor. The Company hereby amends and restates its financial statements by filing this amended and restated Form 10-QSB for the Quarterly Period ended February 29, 2008 to reflect the changes described above.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd.)
(An exploration stage company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	February 29,	August 31,
	2008	2007
ASSETS

Current Assets
Cash	1,039	142,608
Prepaid expense	36	2,194
Loan receivable -Stockholder	105,999
Total Current Assets	107,074	144,802

Total Assets	107,074	144,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-		-
Accounts Payable and Accrued liabilities	273	212
Convertible Debenture - Related Party (current)	-	15,000
Total Current Liabilities	273	15,212

Convertible Debenture - Related Party	-	-
Total Liabilities	273	15,212

Stockholders' Equity
Preferred Stock 50,000,000 preferred shares at a par value of $0.001 Issued and outstanding: nil
Common Stock 100,000,000 common shares authorized, par value of $0.0001 6,761,950 common shares issued and outstanding	576	576
Additional Paid-in Capital	177,045	176,932
Deficit Accumulated During Development Stage	(70,820)	(47,918)
Total Stockholders' Equity	106,801	129,590
Total Liabilities and Stockholders' Equity	107,074	144,802

Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd.)
(An exploration stage company)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 16, 2005	Three months ended
	(Inception) to	February 29,	February 28,
	February 29, 2008	2008	2007

Revenue	-	-	-

EXPENSES
Accounting and audit	24,691	1,039	1,060
Legal fees	3,323	-	-
Filing fees	6,815	-	-
Interest	1,298	-	113
Transfer agent	5,265	136	2,001
Loss From Continuing Operations	(41,392)	(1,175)	(3,174)

Discontinued Operations	(29,428)	(2,392)	(6)

Net Loss and Comprehensive Loss for the Period	(70,820)	(3,567)	(3,180)

Basic and Diluted Loss Per Share:
Continuing Operations		$(0.0001)	$(0.0003)
Discontinued Operations		$(0.0003)	$(0.0000)
Net Income		$(0.0004)	$(0.0003)

Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd.)
(An exploration stage company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from June 16, 2005 (Date of Inception)to February 29, 2008	Six months ended February 29, 2008	Six months ended February 28, 2007

Operating Activities
Net loss for the period	(70,820)	(22,902)	(14,285)
Adjustments to reconcile net loss to net cash used in operations:
- imputed interest	1,026	113	225
Change in operating assets and liabilities
- (increase) decrease in prepaid expense	(36)	2,158
- accounts payable and accrued liabilities	273	61	7,667
- payments to Officers
Net Cash Used in Operating Activities	(69,557)	(20,570)	(6,393)

Financing Activities
Cash Flows From (Used in) Financing Activities
Loan to stockholder	(105,999)	(105,999)	-
Repayment of convertible debenture - Related Party	-	(15,000)	-
Proceeds from issuance of common stock	176,595	-	125,000
Net Cash Provided by Financing Activities	70,596	(120,999)	125,000

Increase (Decrease) in Cash and Cash Equivalents	1,039	(141,569)	118,607
Cash- Beginning of Period		142,608	6,804
Cash - End of Period	1,039	1,039	142,608

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd., and hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 16, 2005. The Company's fiscal year end is August 31.

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

NOTE 3- RESTATEMENT OF FINANCIAL STATEMENTS

On July 7, 2008, the Company, in consultation with the Company’s independent registered public accounting firm, Paritz and Company P.A., concluded that the Company’s financial statements should be restated to correct certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to legal fees which the Company had agreed to pay on behalf of Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, which were previously charged to the Company’s loss from discontinued operations during the three months ended February 29, 2008.

The following is a summary of the effects of the restatement on the Company’s financial statements.

	As Previously
	Reported	As Restated

For the Three Months ended March 31, 2008

Loss from Discontinued Operations	(108,391)	(2,392)
Net Loss	(109,566)	(3,567)

Basic and Diluted Loss Per Share:
Discontinued Operations	(0.0124)	(0.003)
Net Loss	(0.0125)	(0.004)

Accumulated from June 16, 2005 (inception) to February 29, 2008

Loss from Discontinued Operations	(135,427)	(29,428)
Net Loss	(176,819)	(70,820)

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

See Note 4.

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

During the three months ended February 29, 2008 the Company paid certain expenses of Rudana Investment Group AG, the Company’s majority shareholder in the amount of $105,999. At February 29, 2008 this amount is recorded as a Loan receivable - Stockholder on the accompanying balance sheet. The loan is non-interest bearing and due on demand. See Note 3 regarding restatement

NOTE 7 - SEGMENT INFORMATION

The Company previously conducted all of its operations in Canada. The company ceased its activities in Canada as of February 6, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd., and hereinafter "the Company") was incorporated in the State of Nevada, on June 16, 2005. The Company's fiscal year end is August 31.

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

On April 9, 2008, the Board appointed Dr. Augustine Fou to serve as an independent director of the Company. Dr. Fou’s appointment became effective April 28, 2008.

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

As of February 29, 2008, we had total assets of $1,075 comprised of $1,039 in cash and $36 in prepaid expense. This is a decrease from $144,802 in total assets as of our fiscal year ended August 31, 2007.   This is mainly due to the payment of legal and professional fees .

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

Subsequent Events

Shareholder Loans

The Company has received three stockholder loans from Rudana: (i) on April 16, 2008 the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00); (ii) on May 29, 2008 the Company received a loan in the amount of Sixty-Four Thousand One Hundred Eighty-Nine Dollars ($64,189.00); and (iii) on June 3, 2008 the Company received a loan in the amount of Fifty Thousand Dollars ($50,000.00) (collectively, the “Shareholder Loans”). The Company will use the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Shareholder Loan to the Company

The Company has received three stockholder loans from Rudana: (i) on April 16, 2008 the Company received a loan in the amount of Twenty Five Thousand Nine Hundred ($25,900.00); (ii) on May 29, 2008 the Company received a loan in the amount of Sixty-Four Thousand One Hundred Eighty-Nine Dollars ($64,189.00); and (iii) on June 3, 2008 the Company received a loan in the amount of Fifty Thousand Dollars ($50,000.00) (collectively, the “Shareholder Loans”). The Company will use the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

 Assessment of Corporate Strategy

The Company is presently working with consultants and meeting with prospective business partners and prospective senior management, as well as outlining in further detail the plans and course of operations for the new Company’s business. The Company made a determination that its corporate name change from “Kingston Mines Ltd.” to “Laureate Resources & Steel Industries Inc.” would assist the Company in its discussions with prospective business partners as well as with persons being interviewed for possible employment as officers and employees.

The Company intends to engage in the following three areas of activities:

(1)
The Company intends to engage in niche specialty global steel production, financing, trading, procurement and supply chain services to customers through a network of facilities serving high demand markets worldwide, with a particular emphasis on steel tubes (seamless and seamed) and pipes. The Company intends to enter into joint ventures and strategic alliances with low cost steel producers, engage in value-added heat-treatment and proprietary finishing to capture value on resale and to supply oil and gas exploration and production companies with consumable new and replacement drilling and completion tools used during well development and production.

(2)	The Company is assessing the acquisition of iron ore assets.

(3)	The Company is assessing engaging in projects involving liquefied natural gas (LNG).

The business plans for Company engagement in the foregoing activities are being formulated in detail which the Company expects to be ready to release during the third quarter 2008.

The Company has recently announced appointments to the Board of Directors of persons who have significant international steel and business experience. On May 10, 2008 the Company announced the appointment of Mr. Luigi Pugni, who has served as a consultant in Italy’s iron and steel industries since 2007. From January of 2005 until December of 2006, Mr. Pugni served as CEO and director of Tubisid SpA. From January of 2001 until December 2004, Mr. Pugni was employed by Tenaris S.A., one of the largest steel companies in the world, first serving as Commercial Director, from January of 2001 until August of 2003, with responsibility for the European market for industrial tubular products, and then serving as an independent consultant from September of 2003 until December 2004. From 1970 to 2000, Mr. Pugni held various positions with Dalmine SpA (now Tenaris Group).

On May 5, 2008, the Board of Directors of the Company appointed Federico Mazzolari to serve as an independent director of the Company. Mr. Mazzolari is a marketing consultant defining strategies for Finarvedi, the holding company of the Arvedi Group. Arvedi produces about 1.5 million tons of steel each year and had a consolidated turnover in 2005 of almost 1 billion Euros, employing over 1600 people. Mr. Mazzolari joined the Arvedi Group in 1975, and since that time has held various positions there in the technical, production and marketing areas, including serving as Managing Director and board member for various companies in the Arvedi Group. While working in the Arvedi Group, Mr. Mazzolari has been involved in the decision making process related to the choice of plants and the development of the range of tubular products towards API, thermal and mechanical applications with particular attention to the automotive industry (both for hot rolled and cold drawn tubes). He was also involved in the development of the product range of the first Arvedi steelworks and more recently in the development of the production of hot rolled steel coils at the new Arvedi steel works in Cremona. Mr. Mazzolari is a member of the board of UNSIDER (Italian standards unification board for the steel sector) and Promozione Acciaio (a steel promotion board) and IGQ (the Italian Quality Assurance institute). He graduated from Milan Polytechnic with a degree in Mechanical Engineering in 1969.

On April 9, 2008, Company appointed Dr. Augustine Fou to serve as an independent director of the Company. Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. In 1996 Dr. Fou founded go-Digital Internet Consulting Group, Inc. serving clients such as IBM, Victoria's Secret Catalogue, the Federal Reserve Bank of New York, the Norwegian Trade Council, the Ministry of Finance of the Government of Macao, the Canadian Consulate General, and Gouvernement du Quebec. Dr. Fou then founded Marketing Science Consulting Group, Inc. as a marketing service and consumer insights firm serving clients as Pepsi, Dr Pepper / Seven Up, Frito Lay, Conde Nast / SELF Magazine, Liz Claiborne / Lucky Brand Dungarees, and Revlon.

The Company’s officers together with consultants, are working on completing the details of the new business plan as soon as reasonably possible. As soon as the new business plan is completed, the Company will comprehensively disclose such information to the public.

In light of the Company’s developing business plan and its purpose to engage in niche specialty global steel production, financing, trading, procurement and supply chain services, the Company does not believe that it constitutes a “blank check company” as such term is defined in Rule 419A of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

Exhibit	Description

10.4
Share Cancellation Agreement, dated as of January 30, 2008, by and between the Company and Lou Hilford, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on January 30, 2008.

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

Date: August 8, 2008