Form 10KSB
period 2008-08-31
Laureate Resources & Steel Industries Inc.
filed 2008-12-18
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: August 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number:   000-52781

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(Name of Small Business Issuer in its Charter)

Nevada	98-0471111
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

104 Summit Avenue
Summit, New Jersey 07902-0080
(Address of principal executive offices)

(908) 522-0762
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,290,162 at December 11, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Issuer had 47,333,650 shares of Common Stock, par value $.0001, outstanding as of December 11, 2008.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

Unless otherwise provided in this Report, references to the “Company,” “Laureate” “we,” “us,” and “our” refer to Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd.).

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Item 1.	Business

Introduction

We were incorporated in the State of Nevada on June 16, 2005.  Our fiscal year end is August 31.  We were previously a mineral resource exploration company but we did not have any active operations and we did not realize any revenues.  Following the change of control of our Company on February 6, 2008 we decided to cease the mineral exploration business and pursue other business opportunities.  We are still planning our new business strategy and we have not yet commenced operations.  On April 9, 2008, the Board approved and recommended that we change our Company name from Kingston Mines Ltd. to Laureate Resources & Steel Industries Inc.  Stockholders holding a majority of the voting rights of all outstanding shares of the Company’s capital stock as of April 9, 2008 voted in favor of the foregoing proposal by written consent.  On May 20, 2008, our Company name was formally changed. On June 4, 2008, our stock trading symbol changed from “KGMI” to “LRRS.”

Our address is 104 Summit Avenue, Summit, New Jersey 07902-0080 and our telephone number is (908) 522-0762.

Change of Control

On January 30, 2008, Lou Hilford, a former officer and director of the Company, entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 3,000,000 shares of Company common stock owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford executed mutual general releases of any and all claims. The Company had 6,761,950 issued and outstanding shares of Common Stock after giving effect to such cancellation (which figure, following the Company’s June 2008 stock dividend, would be equal to 47,333,650 shares of common stock).  On February 6, 2008, Thomas Mills, the controlling shareholder of the Company, entered into a Securities Purchase and Sale Agreement (the “Securities Purchase and Sale Agreement”) with Rudana Investment Group AG, a corporation formed under the laws of Switzerland (“Rudana”). Pursuant to the Securities Purchase and Sale Agreement, Mr. Mills sold 5,000,000 shares of the Company’s common stock (which, following the Company’s June 2008 stock dividend, would be equal to 35,000,000 shares of common stock) to Rudana, causing a change of control of the Company.  Rudana then owned 73.9% of the Company’s shares which were issued and outstanding.  Mr. Mills did not retain any ownership of shares and is no longer a shareholder of the Company.  On May 21, 2008, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of June 2, 2008.  Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,761,950 shares of Company common stock to 47,333,650 shares of common stock and Rudana’s ownership correspondingly increased to 35,000,000 shares of common stock.

On April 9, 2008, Mr. Mills resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.

Planned Operations

We are in the process of developing a new business plan for the Company.  We intend to produce Oil Country Tubular Goods (“OCTG”) which refers to casing and tubing used in producing or transporting oil and gas.  Casing is the pipe that is used in the drilling of a well.  Such casing is placed into a well, secured in place, and then serves to prevent the collapse of the well.  Tubing is the pipe through which oil or gas flows to the surface.  We expect to focus on offering seamless steel pipe production and OCTG trading in the energy producing industry.

Oil and gas exploration has become increasingly difficult and challenging. The production and processing of OCTG products, directly associated with these products are vitally important to major, national and independent oil and gas companies.

We intend to position ourselves as a leading processor and manufacturer of OCTG products serving oil and gas companies worldwide. We aim to achieve global recognition in the OCTG industry by developing manufacturing and trading establishments around the world.

We anticipate that our focus will be on the manufacture, process and sales of tubular products in the carbon steel, high alloy and corrosion resistant alloy markets.  We plan to cater to mature steel grade markets and future high grade markets as world requirements shift towards improved production from difficult oil reserve zones.  Our current business model has four operational segments, all with synergistic business verticals to capture the entire value chain, through which we will endeavor to become a world leader in comprehensive manufacture, supply and value added services to major international and independent oil companies as well as original equipment manufacturers (OEMs) and engineering, procurement and construction companies (EPCs).  We plan to vertically and horizontally structure and conduct our business on a fully integrated basis through the following activities:

•	Produce raw (green) tubes in China with growth in other regions
•	Produce finished value-added products from green tubes
•	Trade in all company products over the entire value chain
•	Acquire captive iron ore resources (Africa, Australia, Latin America)

Our business model is built around the seamless steel pipe production and trading supply chain to the ever evolving energy producing industry.  Concentrating on the manufacture and supply of OCTG, we plan to build and develop manufacturing and processing operations in the Gulf Cooperation Counsel countries of the Middle East (GCC) and China as well as deploy regional and global trading business hubs in the United Arab Emirates (UAE), USA and China.

We anticipate offering complete supply chain capabilities through acquisitions as well as organic growth and development.

Competitive Position

We expect our new business to operate in highly competitive markets. There are many competitors in the OCTG industry, many of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. Large industry participants make up the most significant share of the market in the sectors in which we intend to operate. There is increasing competition in the industry and the usage of cooperation agreements, alliances and partnerships have also increased.  Our strategy is to compete on the basis of location and ‘green pipe’ supply.

Research and Development

We have not spent any funds to date on research and development, and we have not yet determine our anticipated spending on research and development activities for the fiscal year ending August 31, 2009.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended August 31, 2008.  At the present time, we are assessing the anticipated costs of such compliance for the current fiscal year.

Intellectual Property

As of the date of this Report, we do not own any intellectual property. We do not currently have any patents in regards to any proprietary technology.

Employees

Following the resignation of Mr. Thomas Mills as our Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary on April 9, 2008, Mr. Gerald Sullivan was appointed as Chief Financial Officer and interim President and Chief Executive Officer of the Company.  As of the date of this Report, the Company has three paid employees: (i) Mr. Sullivan, our Chief Financial Officer and interim President and Chief Executive Officer; (ii) Mr. Gareth McMurray, our Chief Operating Officer, and (iii) Ms. Barbara Salz, our Corporate Secretary.

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
104 Summit Avenue, Summit,
New Jersey 07902-0080
Telephone: (908) 522-0762
Attention: Gerald Sullivan
Title: Chief Financial Officer

ITEM 1A: RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Business Plans

We are a new business without significant resources. We have not yet commenced operations and we have no past performance which can serve as an indictor of our future potential.

We have initiated a new business model and we have not yet commenced operations. We have no history upon which an evaluation of our future success or failure can be made.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon raising funds and our ability to generate revenues.  We do not expect to generate material revenues until 2009.  Because of the numerous risks and uncertainties associated with our new business model, we are unable to predict with any certainty when or if we will achieve profitability. If we do not generate revenues or if our expenses increase at a greater rate than our revenues, we will not become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We only have losses to date and our auditors have issued an opinion expressing the uncertainty of our company to continue as a going concern which may deter potential investors and lenders from providing financing.

Our auditors issued an opinion in their audit report expressing uncertainty about the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations. The going concern uncertainty expressed in their audit opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. If our losses continue and we are unable to secure additional financing, we may ultimately cease doing business or seek protection from creditors under applicable bankruptcy laws.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plans as our business model requires significant capital expenditures. If we cannot raise capital, we may have to suspend or cease operations.  Our acquisition strategy also requires substantial capital investment. Capital will be needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses.  Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions.

If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.  Our shareholders may not agree with such uses, and the proceeds may be used in a manner that does not increase our operating results or market value.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

Should we borrow money to implement our business plans, we would be burdened with interest payments.  A significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.  Agreements made in connection with any borrowings may contain significant restrictions and covenants that, among other things, could limit our ability to make investments, pay dividends or make distributions to our shareholders, repurchase or redeem indebtedness, grant liens on our assets, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and restrict the ability of our subsidiaries to pay dividends or to make other payments to us.

Our ability to comply with any restrictions and covenants related to indebtedness in the future is uncertain and would be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of restrictions and covenants under indebtedness financing could result in a default under those facilities, and could cause all of our existing indebtedness to be immediately due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.  If any of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with any restrictions and covenants may also cause us to take actions that are not favorable to our shareholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.

Declines in international demand for oil and natural gas could affect our profits.

Demand for the OCTG products we intend to produce will depend on the number of oil and gas wells being drilled worldwide, as well as the condition of existing wells.  An international decline in oil and gas exploration, drilling and production activities could affect the Company’s results of operations.  Capital spending on oil and gas exploration is impacted by the current price for oil and natural gas.  We can provide no assurance that oil and natural gas prices will not decline from the historical highs recently attained, or that they will otherwise remain at sufficient levels to create demand for our products.  Declines in the price of oil and natural gas may result in reduced sales and prices for our products and adversely affect our results of operations and financial condition.

Excess levels of OCTG product inventory could cause the Company’s sales and revenues to fall.

Even if the prices of oil and gas rise or remain stable, an excess level of inventory in our industry could adversely affect the Company’s planned operations.  If there is OCTG product inventory in excess of demand, prices could decline.

Our results of operations may be adversely impacted by increases in the prices of raw materials.

In recent years, demand for steel has increased greatly throughout the developing world, and their can be no assurance that demand will grow at a faster rate than supply.  Any price increase in the cost of the raw materials utilized in operations could reduce our profit margin if we are unable to pass such increased costs on to our customers.

Failure to produce high quality products could have a material adverse effect on our business and operations.

The performance, quality and safety of the Company’s products will be crucial to our financial success.  There can be no assurance that we will be able to manufacture products at the high standards required.

Product liability claims made against the Company could have a material adverse effect on our business and operations.

The OCTG products that we intend to manufacture and sell will be used in oil and gas exploration, which are inherently dangerous activities.  The failure of our products to perform as anticipated could have serious consequences and could lead to claims for damages.  Such claims, regardless of their merits, could cause us to incur significant costs and could harm our reputation.

We will depend on our suppliers.

We anticipate purchasing component parts used in the manufacture of our products from third-party suppliers.  We will depend on these suppliers and the quality of their products.  However, we may have limited control over such products. From time to time in the future, our suppliers may experience shortages, delays or transportation problems in obtaining components for delivery to us.  As a result, we may not be able to supply products in a timely manner or with the quality required by our customers.  Consequently, our revenues and customer relationships could be harmed by the failures of our suppliers.

We anticipate facing substantial competition from mature and established companies.

We will be competing against companies with longer operating histories, more established products, significant industry credibility, superior name recognition, greater financial resources and longer standing customer relationships than us. We face substantial competition from companies worldwide.  Our competitors include very large and experienced enterprises. Our larger competitors may be able to better manage large or complex contracts, maintain a broader geographic presence, compete more effectively on price, or provide a greater level of customer support.

We could have substantial difficulty addressing the challenges of rapid growth.

If demand for our products increases rapidly, we will need to either increase our internal production capacity or implement additional outsourcing. Success in developing, manufacturing and supporting a limited volume of products does not guarantee that we will experience comparable success in operations conducted on a larger scale. Modifying our procedures and facilities to adjust to increased may delay delivery of our products. Manufacturing efficiencies, yields and product quality may decline as we expand over time. If we are unable to meet the demand of our customers and deliver products quickly and cost effectively, customers may turn to our competitors. The costs and risks associated with implementing new technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our results of operations.

Any failure to manage growth will create risks.  If we fail to manage our growth effectively, the future expansion of our operations may lead to losses.

The growth and expansion of our operations could place a significant strain on our limited personnel, management and other resources. We must attract, train, motivate and manage new employees to develop operational, management and information systems and controls. There can be no assurance that our systems, procedures or controls will be adequate to support future operations or that our management will be able to achieve the rapid execution necessary to exploit the market for our business model. The failure to effectively manage growth could have a material adverse effect on our business, financial condition, results of operation and prospects.

We will face challenges and uncertainties associated with selling our products internationally.

We anticipate that a high percentage of our sales will be conducted outside of the United States, which will subject us to particular risks of doing business internationally. We will face a number of challenges, including the increased complexity and costs of managing and staffing international operations, compliance with foreign technical standards, compliance with foreign laws and regulations, longer and possibly more difficult collection of receivables, limited protection of our intellectual property, limited ability to enforce legal rights and remedies and foreign currency exchange fluctuations relating to our international operating activities.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

To the extent that we need to convert United States dollars into foreign currencies for our operations, appreciation of the foreign currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert foreign currencies into United States dollars for other business purposes and the United States dollar appreciates against the foreign currency, the United States dollar equivalent we convert to would be reduced.  There can be no assurance that future movements in the exchange rate of foreign currencies will not have an adverse effect on our financial condition. There can be no assurance that we will be able to obtain sufficient foreign exchange on currency transactions to pay dividends or satisfy other foreign exchange requirements in the future.

Our success will depend heavily on our management, and should we fail to hire and retain qualified management and other personnel, we will be adversely affected.

Our ability to operate and grow our business effectively will depend on hiring and retaining key employees and management.  Our success will depend on the skills, experience, relationships and technical knowledge of our personnel. If we lose the services of any of our key personnel or are unable to hire competent personnel, our business could be harmed. The loss of key employees could reduce the sales of our products, slow our growth and otherwise harm our business. We will face intense competition for the services of highly skilled engineers and other technical personnel we will require.

As of the date of this Report, we have only entered into employment agreements with our Chief Operating Officer.  We are currently negotiating terms and conditions for agreements with our other officers and key employees.  If we are not able to negotiate mutually acceptable terms and conditions for agreements and continued services to our Company by the other officers and key employees, loss of the services of these persons could materially and adversely harm our business, financial condition and results of operations.

Many of our officers and directors have other professional responsibilities which could conflict with the interests of our shareholders.

Many of our officers have divided responsibilities which could divert management time and create potential conflicts of interest.  Our Chief Operating Officer is the only full time officer of our Company.  Some of our officers and directors serve in outside capacities and on other boards from time to time, as well.  These divided responsibilities may divert management time from our business and could create potential conflicts of interest which could materially and adversely harm our business, financial condition and results of operations.

Our dependence on management creates risks. The loss of our experienced officers and key employees could adversely affect our business.

Our plan for success is dependent, in large part, on the active participation of our executive officers. The loss of their services would materially and adversely affect our business and future success.  We do not have key-man life insurance in effect at the present time.  Should any of our key employees die or become incapacitated, we may not be able to replace them in a timely or cost effective manner which could materially and adversely harm our business, financial condition and results of operations.

Our strategy for growth includes mergers and acquisitions, which may be costly to implement and difficult to manage.

The successful execution of the our acquisition strategy will depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the acquisitions and obtaining the required financing on acceptable terms. We will be exposed to risks that we may incorrectly assess new businesses and technologies.

We could face difficulties and unexpected costs during and after the acquisition process and the areas where we could encounter risk are as follows:

•	failure or inability to discover in the course of performing due diligence investigations all costs and liabilities;
•
acquisition purchase prices, liabilities and transaction costs exceeding our estimates and which may force us  to raise more capital by incurring debt or issuing more common shares, which may significantly reduce the equity interests of our shareholders;

•	diversion of our management’s attention and our resources from other business matters;
•
integration difficulties including retaining the qualified personnel of acquired businesses, managing relationships with customers and integrating newly acquired businesses and operations into our existing infrastructure; and

•
failure to realize benefits from these acquisitions or fail to exploit anticipated opportunities including the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights.

In addition, since we anticipate that our acquisitions will generally be foreign acquisitions we will be subject to additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

We will face significant challenges relating to the integration of acquired businesses.

We may have difficulty integrating those businesses we acquire into our operations. We may acquire a number of geographically and technologically diverse businesses and we will continue to seek to selectively acquire companies or assets that we believe will complement or extend our existing businesses. We expect that integrating our acquisitions will be a difficult, complex, time-consuming and expensive process that could place significant demands on our management and financial resources. In the future, we may encounter risks associated with the integration of our acquired businesses, such as the difficulty of coordinating geographically dispersed operations, workforces and corporate cultures, the difficulty of integrating our operational, financial and management information systems, internal controls and reporting systems as we seek to establish uniform standards, controls, procedures and policies across our company, increased operating expenses resulting from management, transaction and other costs associated with our acquisition and integration activities.  Part of our business strategy is to allow each strategic alliance company to maintain a high degree of operational autonomy while integrating certain management, administrative and sales functions. Accordingly, we may have difficulty integrating businesses that operate independently from one another into our corporate structure.

In addition, with the newly acquired business we might be unable to maintain an accurate system of internal controls for SEC reporting purposes, we may not be able to accurately report our financial results, which could adversely affect our stock price.

If we fail to successfully integrate our businesses, we may not be able to achieve operating economies or synergies that help reduce expenses or increase revenues, and we may not be able to broaden our product offering in a timely manner to remain competitive.

We may be required to divest underperforming assets.

We may in the future determine that it is advisable to divest ourselves of certain assets or businesses to reflect changes in our strategy, or to eliminate non-performing assets. Such divestitures, should they occur, may result in losses.  There may also be costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets.

We may be unable to secure appropriate insurance.

There is no certainty we can secure adequate insurance coverage at an appropriate cost, and even if we do obtain such insurance, it is impossible to insure against all the risks that we will face.

Our insurance policies may also contain deductibles, limitations and exclusions which increase our costs in the event of a claim. Furthermore insurance will not cover all costs, for instance, launch insurance often does not cover losses in revenues associated with launch failures and delays.  Claims which are in excess of or otherwise not covered by indemnity or insurance could harm our financial condition and operating results.

Securing and maintaining international property rights on our proprietary technologies will be critical to our success.  If we do not secure intellectual property protection our business may fail.

Our success and competitive position will depend on our ability to obtain and protect intellectual property. Should we fail to protect our intellectual property rights, our ability to compete effectively would be reduced.  A failure to protect our intellectual property could adversely impact our ability to secure additional contracts and preserve market advantages. In addition, such failure would undermine our ability to defend ourselves from any third party claims that we are infringing others’ intellectual property rights. We expect to rely upon a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. However, we anticipate that we may not be able to protect all of our processes or technologies. Others may attempt to copy or otherwise obtain and use our proprietary technologies without our consent.  Our efforts to protect our intellectual property rights may not prevent challenges to our intellectual property rights, prevent our competitors from independently developing similar products, or otherwise provide adequate protection for our intellectual property rights.

Preventing unauthorized use of our intellectual property will be require significant resources and our business may be impaired if we do not vigorously defend our rights.

Monitoring the unauthorized use of our technologies throughout the world will be a difficult task requiring significant resources.  There is a substantial risk that our customers or their affiliates, partners and end-user customers may attempt to copy or otherwise obtain and use our intellectual property without our consent. We may find it necessary to litigate to protect our intellectual property. Legal disputes with customers could substantially harm our relationships and sales. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks.  The costs of defending our intellectual property could be substantial and adversely affect our results of operations.

We may be sued for infringing on the intellectual property rights of others.

Third parties may claim that we are infringing on their intellectual property rights.  We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. If a litigant establishes that we are infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products, services, or manufacturing processes, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from such litigant. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. In addition, we may also be liable for significant financial damages for a violation of intellectual property rights.  Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations.  Even if intellectual property claims brought against us are without merit, they may result in litigation which could be costly and time consuming, and may divert our management and key personnel from operating our business.

Defending our intellectual property may be complicated by the international nature of our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States. The laws of some foreign countries, including certain countries in which we intend to sell our products, protect intellectual property rights less broadly than do the laws of the United States. Many companies have encountered substantial problems in protecting their proprietary rights in such countries, and there is a risk that we will encounter similar problems. If our competitors in these countries copy and utilize our technology without our permission, our sales and operations may be undermined.

We may incur significant costs and expenses related to compliance with environmental regulations or remediation.

Our planned business operations will be subject to environmental regulations that may require significant expenditures on costs and expenses for compliance.  In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations which may be enacted in the future.  Any violations or liability under environmental laws could materially harm our business. We will be subject to environmental and safety laws which could impose liability if we do not remain in compliance. We cannot completely eliminate the risk of contamination or injury, and, in the event of such an incident, we could be held liable for any damages that result.  Penalties and fines, in addition to the costs of remediation, could materially and adversely harm our business, financial condition and results of operations.

If we do business with government agencies, we will be required with to comply with additional regulatory requirements which could adversely affect our business.

In the event we do business with foreign governments (and in particular their national oil companies), we will be subject to particular laws and regulations relating to the formation, administration and performance of government contracts and subcontracts there under.  These laws and regulations will impact how we can do business as a contractor or subcontractor to such government customers and may our business to additional risks and expenses.  We may be required to obtain governmental authorizations and approvals to conduct our business.  Laws and regulations may require the certification and disclosure of cost and pricing data in connection with certain contract negotiations, impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts, restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data and may impose requirements relating to ethics and business practices, which may carry criminal penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the government.

Doing business with governments may expose us to the risk of contract cancellation.

There are inherent risks in contracting with governments. Governments can typically terminate, reduce orders or otherwise modify any of its contracts for its convenience (i.e., without cause) whether or not we have failed to perform under the terms of the applicable contract. Government contracts may also be terminated if the country’s legislative body fails to allocate and provide funds for payment of the contract.  In such case, the government would not be required to pay us for the lost profits for the unperformed work.

Government contracts may contain highly punitive clauses.

Government contracts and related regulations may contain provisions that allow the government to unilaterally suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

We may be audited or investigated by a government agency.

Government agencies, in the United States and elsewhere, frequently have the authority to conduct routine audits and investigations of government contractors to monitor their performance, cost allocations, cost accounting and compliance with applicable laws, regulations and standards. Such government agencies may have the right to audit our Company’s costs even after the completion of work for a government customer and after we have booked the corresponding revenue. Government agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract may not be reimbursed, and any such costs that have already been reimbursed may have to be refunded. Notwithstanding on-going compliance, we may be responsible for any past compliance failures by the companies we may acquire in the future. Responding to governmental audits, inquiries, or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, our Company and our management may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded.

We may be exposed to tax audits.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

Because we will operate in many foreign jurisdictions, if foreign governments take actions harmful to U.S. Companies it might have a material adverse effect on our business and financial condition.

We intend to have operations in many jurisdictions. Therefore we may be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Our international business exposes us to risks relating to increased regulation as well as political or economic instability in foreign markets.

We expect to derive substantially all of our revenues from international sales of our products and services. International operations are subject to certain risks, such as: (i) changes in domestic and foreign governmental regulations and licensing requirements; (ii) deterioration of relations between the United States and a particular foreign country; (iii) increases in tariffs and taxes and other trade barriers; (iv) changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; (v) actual or potential political upheaval in the countries in which we intend to sell our products and services; (vi) the nationalization of certain industries; (vii) the introduction of payment restrictions by central banks; (viii) changes in the laws and policies of the governments in such countries regarding the convertibility of currencies; and (ix)  difficulties in obtaining or enforcing judgments in foreign jurisdictions.  These risks are beyond our control and any of these adverse events could materially and adversely harm our business, financial condition and results of operations.

Securities compliance may be expensive and time consuming for our management.

Compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, we have only a limited history of operating with the internal controls and procedures required of a public company. We expect to commence documenting, reviewing, and where appropriate, improving our internal controls and procedures in anticipation of being a NASDAQ listed  company and eventually being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require management assessments of the effectiveness of our internal control over financial reporting. Our management will be required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting, along with a report by our independent registered public accounting firm addressing these assessments, beginning with our Annual Report on Form 10-K for the year ended August 31, 2009. We cannot assure you that measures we have taken, or future measures we may take, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to maintain an effective system of internal controls, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements.  Any of these situations could adversely affect our business and stock price.

Estimates must be made in connection with the preparation of our financial reports. If changes must be made to financial reports, we could be adversely affected.

We follow accounting principles generally accepted in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments which affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that our estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be adversely material to our financial position and results of operations.

A Majority of our Common Stock is Owned by a Single Investor.

Rudana Investment Group AG owns approximately 74% of our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

The Articles of Incorporation, By-Laws and the Nevada Revised Statutes, as amended contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty, even though such action, if successful, might otherwise have benefited our shareholders. According to such provisions, we are responsible for payment of costs of settlement and damage awards against our officers or directors.

The Nevada Revised Statutes provides that our directors and officers are generally not personally liable to us or our shareholders or creditors for monetary damages for acts and omissions in his or her capacity as an officer or director unless it is proven that such act or omission constituted a breach of fiduciary duty as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law.

The By-Laws provide that we will indemnify our directors and officers against all costs, expenses and liabilities, including the amounts of judgments, amounts paid in compromise settlements and amounts paid for services of counsel and other related expenses, which may be incurred by or imposed on him or her in connection with any claim, action, suit, proceeding, investigation or inquiry hereafter made, instituted or threatened in which he or she may be involved as a party or otherwise by reason of any past or future action taken or authorized and approved by him or her or any omission to act as such officer or director, at the time of the incurring or imposition of such costs, expenses, or liabilities, except such costs, expenses or liabilities as shall relate to matters as to which he or she shall in such action, suit or proceeding, be finally adjudged to be liable by reason of his or her negligence or willful misconduct toward the corporation or such other corporation in the performance of his or her duties as such officer or director.

In addition to the indemnification provided for in its Articles of Incorporation and By-Laws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys’ fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director’s or officer’s services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

Certain of our officers and directors are citizens and residents of countries other than the United States.  In the event our shareholders seek legal remedies against such directors and officers, the citizenship and residence of these individuals may adversely affect the ability of shareholders to seek recourse.

Service of process and the collection of a judgment against an individual who is not a resident of the United States may take a greater length of time, and may involve a greater level of complexity and expense than against a person who is located in the United States.  This may adversely affect the ability of shareholders to if they were to seek recourse against officers and directors and to recover any judgments.

China Related Risks

We anticipate that we may utilize production facilities located in China. In such case, the Chinese government will regulate our production.  The effects of Chinese government regulation on our business are uncertain.

Over the past three decades, the economy of China has experienced a transformation from a planned economy to one that is considerably more market oriented. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises. Nonetheless, a substantial portion of productive assets in China are still owned by the Chinese government. Businesses owned by the Chinese government may be large suppliers of the raw materials for our production facility. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payments of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise as a result of changes in governmental policies and measures. Our operations are subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and we cannot be certain that we will obtain these approvals.

There are political and economic risks associated with producing products in China.  The impact of political and economic change on us and our suppliers is uncertain.

We are presently exploring the possibility of obtaining goods from suppliers located in China. China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from that of the United States and are still in the stage of change. China faces many potential social, economic and political challenges that may produce instability, in both its domestic and international affairs, including but not limited to in its relationship with the United States.  In the event that our suppliers are located in China, such instability may adversely affect our operations and performance.

There are significant uncertainties related to the interpretation of Chinese laws and regulations.

China's legal system is based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse affect on our business operations.

Foreign Exchange Control Risks

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The Chinese government imposes control over the conversion of its currency, the Renminbi, into foreign currencies. Under the current exchange system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. There can be no assurance that we will be able to obtain sufficient foreign exchange to satisfy foreign exchange requirements in the future, and this may adversely affect our business.

Risks Related To Investing In Our Common Shares

You may have difficulty selling our common shares and may therefore lose all or a significant portion of your investment.

Our common shares trades on the OTC Bulletin Board.  The stock price may be volatile. The market price of our common shares may be subject to wide fluctuations in response to several factors including the following:

•	Our ability to execute our business plan and significantly grow our business;
•	Our ability to generate brand loyalty among target consumer segment car buyers;
•	Increased competition from competitors who offer competing services; and
•	Our financial condition and results of operations.

As a result, our shareholders may find it more difficult to obtain accurate quotations concerning the market value of the stock. Shareholders also may experience greater difficulties in attempting to sell our common shares than if they were listed on a self-regulated national stock exchange.

We do not anticipate paying cash dividends. This may deter certain investors and adversely affect our stock price.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

Because the market for our common shares is limited, investors may not be able to resell their common shares.  Investors should therefore assume that any investment in our company will be illiquid for the foreseeable future.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.  These restrictions may adversely affect your ability to resell your stock.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

Our future sales of our common shares could cause our stock price to decline.

There is no contractual restriction on our ability to issue additional shares. We cannot predict the effect, if any, that market sales of our common shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common shares in the public market, or the perception that our sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of our shareholders.

Grants of stock options and other rights to our employees may dilute your stock ownership.

The Company may attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. The issuance of common shares could have the effect of reducing the percentage of ownership in us of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, economic, political, military and security developments in the United States and worldwide and general market conditions. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock. Future sales of our common shares by our shareholders could depress the price of our stock.

Absence of equity research reports or unfavorable reports could adversely affect the price of our stock.

The trading market for our common shares may rely in part on the research and reports that equity research analysts may publish about us in the future and the industry segments in which we operate. The public price of our publicly traded common shares could decline if one or more securities analysts downgrades investment in our common shares or if those analysts issue other unfavorable commentary about our industry or other major participants in our industry, or if they cease publishing reports about us.

Our operating results and financial condition could be adversely impacted by the current worldwide economic conditions.

In 2008, economic conditions throughout the world deteriorated sharply in connection with the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, decreased consumer confidence, reduced corporate profits and capital spending, and liquidity concerns. These conditions could make it difficult for our potential customers to accurately forecast and plan future business activities.  This may cause potential customers to decline to spend on our products. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the markets in which we anticipate operating deteriorate further, our business and results of operations will be materially and adversely affected.

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is utilizing office space at 104 Summit Avenue, Summit, New Jersey, pursuant to an unwritten sublease agreement with a Company in which Gerry Sullivan, our interim President and Chief Executive Officer and Chief Financial Officer, has an interest.  At the present time, the Company is not paying any rent.  The Company anticipates that it will assess its needs for additional office space in the near future.

The Company previously held a 100% interest in five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Claims”).  The Company acquired the Sugarloaf Claims from its Vice-President for CAD $5,000.00.  We originally intended to explore the Sugarloaf Claims for commercially exploitable mineral reserves. The Sugarloaf Claims have no proven or probable mineral reserves.  Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote.  The Company sold one of the five claims in the Sugarloaf Claims on May 28, 2008, for CAD $1,000.  We intend to dispose of the balance of the Sugarloaf Claims as soon as reasonably feasible.  We do not own any real property interest in the Sugarloaf Claims.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “LRRS”.  There were no public trades of the Company’s common stock recorded prior to August 19, 2008, at which time the Company’s common stock sold for $.22 per share.

	Common Stock
	High	Low
Quarter Ended August 31, 2008	0.22	0.22

(b) Holders.

As of November 20, 2008, there were 47 stockholders of record of the Company’s common stock.

(c) Dividends.

On May 21, 2008, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of June 2, 2008. The stock dividend was paid on June 3, 2008 and the ex-dividend date was June 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,761,950 shares of Company common stock to 47,333,650 shares of common stock.

During the period covered by this Report, we have not declared or paid cash dividends. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. We anticipate retaining any earning for use in our continued development. We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three fiscal years through August 31, 2008, the Company has not sold any securities without registering such securities under the Securities Act of 1933, as amended.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Following the change of control of our Company on February 6, 2008 we decided to cease the mineral exploration business and pursue other business opportunities.  All of the Company’s mineral exploration activities have now been classified as discontinued operations.  We are still planning our new business strategy and we have not yet commenced operations.

Plan of Operations

The Company intends to produce OCTG, which refers to casing and tubing used in producing or transporting oil and gas.  Casing is the pipe that is used in the drilling of a well.  Such casing is placed into a well, secured in place, and then serves to prevent the collapse of the well.  Tubing is the pipe through which oil or gas flows to the surface.

The Company will attempt to position itself as a leading processor and manufacturer of OCTG products serving oil and gas companies worldwide. We aim to achieve global recognition in the OCTG industry by developing manufacturing and trading establishments around the world.

We anticipate that our focus will be on the manufacture, process and sales of tubular products in the carbon steel, high alloy and corrosion resistant alloy markets.  We plan to cater to mature steel grade markets and future high grade markets as world requirements shift towards improved production from difficult oil reserve zones.  Our current business model has four operational segments, all with synergistic business verticals to capture the entire value chain, through which we will endeavor to become a world leader in comprehensive manufacture, supply and value added services to major international and independent oil companies as well as original equipment manufacturers (OEMs) and engineering, procurement and construction companies (EPCs).  We plan to vertically and horizontally structure and conduct our business on a fully integrated basis through the following activities:

•	Produce raw (green) tubes in China with growth in other regions
•	Produce finished value-added products from green tubes
•	Trade in all company products over the entire value chain
•	Acquire captive iron ore resources (Africa, Australia, Latin America)

Our business model is built around the seamless steel pipe production and trading supply chain to the ever evolving energy producing industry.  Concentrating on the manufacture and supply of OCTG, we plan to build and develop manufacturing and processing operations in the Gulf Cooperation Counsel countries of the Middle East (GCC) and China as well as deploy regional and global trading business hubs in the United Arab Emirates (UAE), USA and China.

We anticipate offering complete supply chain capabilities through acquisitions as well as organic growth and development.

Revenues

To date, the Company has had no revenues.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.

The Company has received five stockholder loans from Rudana Investment Group AG during the fiscal year covered by this Report in the aggregate amount of $220,089 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal year on August 31, 2008, our total assets were $79,998 and our total liabilities were $264,267.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to pay our own costs and expenses through shareholder loans.

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company.

At the end of the period covered by this Report, Arimathea and the Company entered into a verbal agreement to amend the Warrants.  These Amended Warrants were executed on December 15, 2008 and have an exercise term of three years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the exercise price of $0.10 per share, which purchase price has been determined by reference to the price the Company’s Common Stock was sold to shareholders in the Company’s prior public offering (without adjustment for a subsequent stock dividend).

Under the terms of the Warrants, Arimathea is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.  The Warrants contain customary adjustment provisions and have anti-dilution protection for certain future issuances of equity securities.  The Warrants do not contain any call provisions and there are no obligations on the part of Arimathea to exercise the Warrants at any time.

The value of the Warrants was expensed as of August 31, 2008 for a value of $221,208.  The term of the Warrants reflected the original 10 year term on both Warrants.  The value was determined by using the Black Scholes option pricing model.

In connection with his appointment as the Company’s Chief Operating Officer, Gareth McMurray has been granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vested after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

Off Balance Sheet Arrangements

As of August 31, 2008, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7: FINANCIAL STATEMENTS

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Laureate Resources & Steel Industries, Inc.
(formerly known as Kingston Mines Ltd.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Laureate Resources & Steel Industries, Inc. (formerly known as Kingston Mines Ltd.) (A Development Stage Company) as of August 31, 2008 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended August 31, 2008 and the period from inception (June 16, 2005) to August 31, 2008.  We did not audit the statements of operations, cash flows and changes in stockholders’ equity (deficiency) of the Company from inception (June 16, 2005) to August 31, 2007 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laureate Resources & Steel Industries, Inc. (formerly known as Kingston Mines Ltd.) (A Development Stage Company) as of August 31, 2008, and the results of its operations and its cash flows for the year ended August 31, 2008 and for the period from inception (June 16, 2005) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As disclosed in Note 1 to the accompanying financial statements, the ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations to achieve profitability and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or successfully execute its plan of operations.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Hackensack, New Jersey
December 12, 2008

Vellmer & Chang
Chartered Accountants *

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KINGSTON MINES LTD.
(An exploration stage company)

We have audited the accompanying balance sheet of Kingston Mines Ltd. (an exploration stage company) as at August 31, 2007 and 2006 and the related statements of stockholders’ equity (deficiency), operations and cash flows for the period from June 16, 2005 (date of inception) to August 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada	“VELLMER & CHANG”
October 29, 2007	Chartered Accountants

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Balance Sheet
(Expressed in U.S. Dollars)

	August 31	August 31
	2008	2007
ASSETS

Current Assets
Cash	48,613	142,608
Prepaid expense	850	2,194

Total Current Assets and Total Assets	49,463	144,802

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)

Current Liabilities
Loan payable - related party	201,818	-
Interest payable - related party	3,185	-
Accounts Payable and Accrued liabilities	51,787	212
Convertible Debenture - Related Party	-	15,000

Total Current Liabilities and Total Liabilities	256,790	15,212

Total Stockholders' Equity (Deficiency)	(207,327)	129,590

Total Liabilities and Stockholders' Equity (Deficiency)	49,463	144,802

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Statement of Operations
(Expressed in U.S. Dollars)

			Accumulated from
			June 16, 2005
			(Date of Inception)
	Year ended		to
	August 31,	August 31,	August 31,
	2008	2007	2008

Revenue	-	-	-

EXPENSES

Accounting and audit	10,900	-	10,900
Salary and General Administration	97,464	-	97,464
Directors Fees	33,018	-	33,018
Employee stock option expense	7,021	-	7,021
Legal fees	85,976	-	85,976
Filing fees	7,130	-	7,130
Interest	3,185	-	3,185
Marketing / Public Relations	11,833	-	11,833
Office	2,562	-	2,562
Travel	12,018	-	12,018
Transfer agent	3,498	4,754	8,252
Engineering Study	48,039	-	48,039
Expense of Arimathea warrants	221,208	-	221,208
Total Expenses	543,852	4,754	548,606

Loss From Continuing Operations	(543,852)	(4,754)	(548,606)

Loss From Discontinued Operations	(21,406)	(17,480)	(64,569)

Net Loss	(565,258)	(22,234)	(613,175)

Basic and Diluted Loss Per Share
Continuting Operations	$(0.01)	$0.00	$-
Discontinued Operations	$0.00	$0.00	$-
Total Basic and Diluted Loss Per Share	$(0.01)	$0.00	$-

Weighted Average Shares Outstanding	56,112,339	61,019,686	-

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			Accumulated from
			June 16, 2005
			(Date of Inception)
	Year Ended		to
	August 31,	August 31,	August 31,
	2008	2007	2008

Operating Activities
Net loss for the period	(565,258)	(22,234)	(613,175)
Adjustments to reconcile net loss to net cash
used in operations:
- issuance of warrants	221,208	-	221,208
- issuance of stock options	7,021	-	7,021
- imputed interest	112	450	1,025
Change in operating assets and liabilities
- prepaid expense	1,344	306	(850)
- accounts payable and accrued liabilities	54,760	(14,615)	54,972
Net Cash Used in Operating Activities	(280,813)	(36,093)	(329,799)

Financing Activities
Proceeds of Loan from related party, net	201,818	(4,297)	201,818
Repayment of convertible debenture - Related Party	(15,000)	-	-
Proceeds from issuance of common stock	-	176,195	176,594
Net Cash Provided by Financing Activities	186,818	171,898	378,412

Increase (Decrease) in Cash	(93,995)	135,805	48,613
Cash- Beginning of Period	142,608	6,803	-
Cash - End of Period	48,613	142,608	48,613

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
Statement of Stockholder's Equity (Deficiency)
For the Period from June 16, 2005 (Date of Inception) to August 31, 2008
(A development stage company)
(Expressed in U.S. Dollars)

						Deficit
						Accumulated
						During the
	Preferred Stock		Common Stock		Additional	Development
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Stage	Total
	#	($)	#	($)	($)	($)	($)
Balance - June 16, 2005
(Date of Inception)
July 5, 2005	-	-	-	-	-	-	-
Common stock issued for cash at
$0.00005 per share			56,000,000	400	-		400
Imputed interest from a shareholder					13		13
Net loss for the period						(6,313)	(6,313)
Balance - August 31, 2005			56,000,000	400	13	(6,313)	(5,900)
Imputed interest from a shareholder					450		450
Net loss for the Year						(19,370)	(19,370)
Balance - August 31, 2006			56,000,000	400	463	(25,683)	(24,820)
February 28, 2007 and June 30, 2007
Common stock issued for cash at
$0.0143 per share			12,333,650	1,233	174,961	-	176,194
Imputed interest from a shareholder					450		450
Net loss for the Year						(22,234)	(22,234)
Balance - August 31, 2007			68,333,650	1,633	175,874	(47,917)	129,590
Adjustment to Par Value				5,200	(5,200)	-	-
Imputed interest from a shareholder					112		112
Common stock cancellation agreement			(21,000,000)	(2,100)	2,100	-	-
Employee stock option grant					7,021		7,021
Issuance of stock warrants					221,208		221,208
Net loss for the Year						(565,258)	(565,258)
Balance - August 31, 2008			47,333,650	4,733	401,115	(613,175)	(207,327)

All references to numbers of shares outstanding have been retroactively adjusted to give effect to stock dividend (see note 4)

See notes to financial statements

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(formerly known as Kingston Mines Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd. and referred to herein as the “Company”) was incorporated in the State of Nevada on June 16, 2005.

The Company had been an exploration company from its formation through February 6, 2008 when a change in control of the Company took effect. Since its formation, the Company’s business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. Any further funds spent on the exploration of these claims would probably be lost. Accordingly, the Company has made a determination to cease the mineral exploration business and pursue another business opportunity. Accordingly, the results of operations of the exploration business have been classified as discontinued operations for all periods presented. We intend to position ourselves as a leading processor and manufacturer of OCTG products serving oil and gas companies worldwide. We aim to achieve global recognition in the OCTG industry by developing manufacturing and trading establishments around the world.

We anticipate that our focus will be on the manufacture, process and sales of tubular products in the carbon steel, high alloy and corrosion resistant alloy markets. We plan to cater to mature steel grade markets and future high grade markets as world requirements shift towards improved production from difficult oil reserve zones. We are in the process of developing a new business plan for the Company. We intend to produce Oil Country Tubular Goods (“OCTG”) which refers to casing and tubing used in producing or transporting oil and gas. Casing is the pipe that is used in the drilling of a well. Such casing is placed into a well, secured in place, and then serves to prevent the collapse of the well. Tubing is the pipe through which oil or gas flows to the surface. We expect to focus on offering seamless steel pipe production and OCTG trading in the energy producing industry.

We anticipate offering complete supply chain capabilities through acquisitions as well as organic growth and development.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $613,175 since inception through August 31, 2008, has a stockholders’ equity deficiency of $207,327 as of August 31, 2008 and has no source of revenues or business operations.

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, “Development Stage Companies.” The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Long-lived assets
In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The fair values of cash, accounts payable, accrued liabilities and loans and interest due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risks.

Basic and diluted net income (loss) per share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation,” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in the fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No, 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Other comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income/(Loss),” establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. As of August 31, 2008 and 2007, the Company has no items that represent comprehensive loss.

3.
CONVERTIBLE DEBENTURE

On August 22, 2005, the Company issued a convertible debenture to its principal shareholder and a director in the amount of $15,000. The convertible debenture was unsecured, convertible, non-interest bearing and repaid on November 29, 2007. The Company charged imputed interest at 3.0% per annum and recorded a total of $112 and $450 for the years ended August 31, 2008 and 2007 respectively to additional paid-in capital.

The Company did not incur beneficial conversion charges because the conversion price is greater than the fair value of the equity of the Company.

4.
PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized as of August 31, 2008. On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of the record date. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock.

The offering period for the Company's initial public offering expired on March 13, 2007. During the offering period, the Company sold a total of 12,333,650 common shares at $0.0143 per share for cash proceeds of $176,194.

5.
RELATED PARTY TRANSACTIONS

On January 30, 2008, Lou Hilford, a former officer and director of the Company entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 21,000,000 shares of Company common stock owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford have executed mutual general releases of any and all claims against one another.

During the year ended August 31, 2008, the Company has the following transactions with Rudana Investment Group AG (Rudana), the Company’s majority shareholder:

Loans Payable
Interest bearing loans (A) (B)	$220,089
Non-interest bearing loans (B)	$12,264
Total loans payable	$232,353

Loan Receivable
Non-interest bearing advance (B)	$30,535
Net loan payable to Rudana	$201,818

Interest expense accrued	$3,185

Imputed interest	$112

(A)	Bears interest at 7.5% per annum
(B)	Due on demand

6.
INCOME TAXES

The Company has available approximately $590,000 of net operating loss carryforwards available to offset future taxable income, if any. These carryforwards substantially expire in 2028:

The Company has a deferred tax asset of approximately $200,000 resulting from these carryforwards for which a 100% valuation allowance has been established. Utilization of these carryforwards may be limited due to the change of ownership referred to in note 1.

7.
EMPLOYEE EMPLOYMENT AGREEMENT

During the fourth quarter 2008 (as amended on October 23, 2008), effective August 22, 2008 the Company entered into a two year employment agreement with its chief operating officer (“COO”) which provides for annual salary of $200,000 plus living expenses of $118,000 per year. In addition, the COO received an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 20098. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%.

8.
WARRANTS ISSUED

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company.

Under the terms of the Warrants, Arimathea is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.  The Warrants contain customary adjustment provisions and have anti-dilution protection for certain future issuances of equity securities.  The Warrants do not contain any call provisions and there are no obligations on the part of Arimathea to exercise the Warrants at any time.

The value of the warrants was expensed as of August 31, 2008 for a value of $221,208. The term of the warrants reflected the original 10 year term on both warrants, since the agreed upon amendment did not occur during the fiscal year ended August 31, 2008. The value was determined by using the Black Scholes option pricing model. The variables used in the Black Scholes model were as follows: volatility 50% and a 5 year treasury rate of 4.0%.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2008, the Company dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of April 9, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.

During the Company's two most recent fiscal years the opinion of Chang Lee LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's report of Chang Lee LLP dated October 29, 2007 (for the years ended August 31, 2007 and August 31, 2006) contained a “going concern” qualification. The qualification in this report indicated that the Company has accumulated losses since inception, raising substantial doubts regarding the Company's ability to continue as a going concern. This qualification also stressed the absence of any resulting adjustments in the financial statements. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Chang Lee LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Chang Lee LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A(T): CONTROLS AND PROCEDURES

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of August 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Financial Officer also serving as acting Chief Executive Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of August 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

Appointment of Gareth McMurray as Chief Operating Officer

During the fourth quarter 2008, the Board of Directors of the Company appointed Gareth McMurray as the Chief Operating Officer of the Company.  The Company and Mr. McMurray entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) regarding Mr. McMurray’s service as Chief Operating Officer of the Company.  Mr. McMurray commenced his services to the Company on August 22, 2008.  Under the Employment Agreement, Mr. McMurray will serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement. The Employment Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of December ___, 2008:

Name	Age	Position
Gareth McMurray	38	Chief Operating Officer
Gerald Sullivan	48	Chief Financial Officer and Interim President and Chief Executive Officer
Barbara S. Salz	57	Corporate Secretary
Dr. Augustine Fou	36	Director
Federico Mazzolari	64	Director
Luigi Pugni	64	Director
Olivier de Vergnies	43	Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Biographical Information Regarding Officers and Directors

Mr. Federico Mazzolari, Director.  Mr. Mazzolari has served as a director of the Company since May 5, 2008.  Mr. Mazzolari is a marketing consultant defining strategies for Finarvedi, the holding company of the Arvedi Group.  Mr. Mazzolari joined the Arvedi Group in 1975, and since that time has held various positions there in the technical, production and marketing areas, including serving as Managing Director and board member for various companies in the Arvedi Group.  While working in the Arvedi Group, Mr. Mazzolari has been involved in the decision making process related to the choice of plants and the development of the range of tubular products towards API, thermal and mechanical applications with particular attention to the automotive industry (both for hot rolled and cold drawn tubes).  He was also involved in the development of the product range of the first Arvedi steelworks and more recently in the development of the production of hot rolled steel coils at the new Arvedi steel works in Cremona.  Mr. Mazzolari is a member of the board of UNSIDER (Italian standards unification board for the steel sector) and Promozione Acciaio (a steel promotion board) and IGQ (the Italian Quality Assurance institute).  He graduated from Milan Polytechnic with a degree in Mechanical Engineering in 1969.

Mr. Luigi Pugni, Director.  Mr. Pugni has served as a director of the Company since May 12, 2008.  Mr. Pugni has served as a consultant in Italy’s iron and steel industries since 2007.  From January of 2005 until December of 2006, Mr. Pugni served as CEO and director of Tubisid SpA.  From January of 2001 until December 2004, Mr. Pugni was employed by Tenaris S.A., first serving as Commercial Director, from January of 2001 until August of 2003, with responsibility for the European market for industrial tubular products, and then serving as an independent consultant from September of 2003 until December 2004.  From 1970 to 2000, Mr. Pugni held various positions with Dalmine SpA (now Tenaris Group).

Mr. Olivier de Vergnies, Director.  Mr. Vergnies has served as a director of the Company since June 18, 2008. Mr. de Vergnies has previously served as Vice President, Head of the Middle East Division of Dexia Private Bank (Switzerland), Geneva from 2004 -2008 where he was responsible for Middle Eastern high net worth individuals, business acquisition and retention process, as well as the development of new financial structured products ideas and innovative private asset allocation. From 2000-2004 Mr. de Vergnies served Dexia Bank, Luxembourg as Vice President, Head of Strategy & Alliances where he was responsible for the marketing strategy and product development for Middle East clients segments across Luxembourg, Switzerland, France, Jersey and the United Kingdom. Mr. de Vergnies served as Global Strategic Coordinator for the Dexia Private Banking Group Executive Committee and managed the joint ventures optimization process with Banco Popular in Spain, multi-channel distribution, market watch process, international and internal communication.  Mr. de Vergnies serves as the Chief Operating officer of Rudana Investment Group AG.  Mr. de Vergnies also serves on the board of directors of 4C Controls Inc., and as the Chief Executive Officer of 4C Controls. The controlling shareholder of each of the Company and 4C Controls Inc. is Rudana Investment Group AG.

Dr. Augustine Fou, Director. Dr. Fou has served as a director of the Company since April 9, 2008. Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. In 1996 Dr. Fou founded go-Digital Internet Consulting Group, Inc. serving clients such as IBM, Victoria's Secret Catalogue, the Federal Reserve Bank of New York, the Norwegian Trade Council, the Ministry of Finance of the Government of Macao, the Canadian Consulate General, and Gouvernement du Quebec. Dr. Fou then founded Marketing Science Consulting Group, Inc. as a marketing service and consumer insights firm serving clients as Pepsi, Dr Pepper / Seven Up, Frito Lay, Conde' Nast / SELF Magazine, Liz Claiborne / Lucky Brand Dungarees, and Revlon.  Dr. Fou also serves on the board of directors of 4C Controls Inc. and Prime Sun Power Inc. The controlling shareholder of each of the Company, Prime Sun Power Inc. and 4C Controls Inc. is Rudana Investment Group AG.

Mr. Gareth McMurray, Chief Operating Officer.  Mr. McMurray commenced his employment with the Company on August 22, 2008.  Prior to working for the Company, Mr. McMurray was the General Manager, Manufacturing for Smith International Gulf Services, Dubai.  At Smith International Gulf Services, Mr. McMurray was responsible for the manufacturing operation including the purchasing of raw steel materials, the recruitment of staff and the production schedules.  Prior to his employment with Smith International Gulf Services, Mr. McMurray was the Managing Director of TMK Middle East, Dubai and the Sales and Marketing Director of JESCO, Dubai.

Mr. Gerald Sullivan, Chief Financial Officer and Interim President and Chief Executive Officer. Mr. Sullivan has served as an officer of the Company since April 9, 2008. Mr. Sullivan has served as the Chief Financial Officer and interim President and Chief Executive Officer of 4C Controls Inc. since February of 2008, as the Chief Financial Officer and interim President and Chief Executive Officer of Prime Sun Power Inc. since May of 2008, and as the President, Chief Executive Officer and Chief Financial Officer of the Industry Leaders Fund since 1999. Mr. Sullivan has more than ten years of experience in highly regulated financial reporting systems. Mr. Sullivan has also served as President and Chief Investment Officer of Claremont Investment Partners, L.L.C. since 1997.  Mr. Sullivan’s prior experience includes positions as a Senior Management Analyst for the Atlanta Committee for the Olympic Games, as a bond options trader for O’Connor & Associates and as a financial analyst for Salomon Brothers Inc.  Mr. Sullivan obtained his undergraduate degree from Columbia University and holds an M.B.A. from the University of Chicago Graduate School of Business.

Ms. Barbara S. Salz, Corporate Secretary. Ms. Salz has served as Corporate Secretary of the Company since April 9, 2008. Ms. Salz provides her services to the Company through Corporate Secretarial Services LLC, a New Jersey Limited Liability Company (“CSS”). Ms. Salz has operated CSS since 2003. CSS provides regulatory archival and corporate secretarial officer services to public and private companies worldwide.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended August 31, 2008, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Lou Hilford (1)	1	1	0

Thomas E. Mills (2)	1	1	0

(1)	Lou Hilford filed a Report on Form 4 on February 19, 2008 which was due on February 1, 2008.
(2)	Thomas E. Mills filed a Report on Form on February 14, 2008 which was due on February 8, 2008.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We adopted a new Code of Ethics on December 15, 2008.  We have posted a copy of our Code of Ethics on our website, www.laureateresandsteelind.com.  In the event of any future amendments to, or waivers from, the provisions of the new Code of Ethics, we intend to describe on our Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Corporate Governance

Nominating Committee

During the period covered by this Report, there have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee and Charter

Audit committee functions are currently performed by our entire board of directors, in accordance with the Company’s audit committee charter. As of November 20, 2008, the Company had four directors. The Company’s Board of Directors has determined that directors Dr. Augustine Fou, Mr. Luigi Pugni and Mr. Federico Mazzolari are independent.  The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The Company expects to establish an audit committee in the foreseeable future, consisting only of directors who are independent.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not yet warranted. We intend to appoint an audit committee financial expert during the foreseeable future.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table (1)

Name and Principal Position	Year (2)	Salary	Option Awards	Total

Gerald Sullivan Chief Financial Officer and Interim President and Chief Executive Officer (3)	2008	$54,167	$0	$54,167

Gareth McMurray Chief Operating Officer (4)	2008	$8,322	$0	$8,332

Thomas Mills President, Chief Executive Officer and Chief Financial Officer (5)	2008 2007	0 0	0 0	0 0

Lou Hilford President and Chief Financial Officer (6)	2008 2007	0 0	0 0	0 0

(1) The table reflects each of the Company’s last two completed fiscal years and current compensation information as of the date of this Report.  Pursuant to permissive authority under S-B Rule 402(a)(4) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2) The Company’s fiscal year ends August 31st.

(3) Mr. Sullivan has served as the Company’s Chief Financial Officer and Interim President and Chief Executive Officer since April 9, 2008.  Mr. Sullivan’s compensation as an officer of the Company was $100,000 per annum during the fiscal year ended August 31, 2008. Effective September 1, 2008, the Company and Mr. Sullivan have agreed that his salary will now be $48,000 per annum.  Mr. Sullivan serves the Company on a part-time basis.

(4) Mr. McMurray has served as the Company’s Chief Operating Officer since August 22, 2008.  The Company and Mr. McMurray entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) regarding Mr. McMurray’s service as Chief Operating Officer of the Company.  Mr. McMurray commenced his services to the Company on August 22, 2008.  Under the Employment Agreement, Mr. McMurray will serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

(5) Mr. Mills served as the Company’s President and Chief Executive Officer from January 7, 2008 until April 9, 2008.  Mr. Mills served as the Company’s Chief Financial Officer, Vice President and Secretary from June 16, 2005 until April 9, 2008.  On April 9, 2008, Mr. Mills resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.  Effective April 28, 2008, Thomas Mills resigned as a director of the Company.

(6) Mr. Hilford served as the Company’s President and Chief Executive Officer from June 16, 2005 until January 7, 2008.

None of the officers earned any bonus, restricted stock awards, option awards or any other annual or long term compensation except as set forth in the table above.

No person has received compensation from the Company in excess of $100,000 per year prior to the fiscal year ended August 31, 2008.

Outstanding Equity Awards at Fiscal Year-End(1)

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Gerald Sullivan Chief Financial Officer and Interim Presidentand Chief Executive Officer (2)	0	0	0	0	0

Gareth McMurrayChief Operating Officer (3)	0	500,000	0	$1.00	November 22, 2010

Thomas Mills President, Chief Executive Officer and Chief Financial Officer (4)	0 0	0 0	0 0	0 0	0 0

Lou Hilford President and Chief Financial Officer (5)	0 0	0 0	0 0	0 0	0 0

(1) The Company’s fiscal year ends August 31st.

(2) Mr. Sullivan has served as the Company’s Chief Financial Officer and Interim President and Chief Executive Officer since April 9, 2008.

(3) Mr. McMurray has served as the Company’s Chief Operating Officer since August 22, 2008.  The Company and Mr. McMurray entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) regarding Mr. McMurray’s service as Chief Operating Officer of the Company.  Mr. McMurray commenced his services to the Company on August 22, 2008.  Under the Employment Agreement, Mr. McMurray will serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

(4) Mr. Mills served as the Company’s President and Chief Executive Officer from January 7, 2008 until April 9, 2008.  Mr. Mills served as the Company’s Chief Financial Officer, Vice President and Secretary from June 16, 2005 until April 9, 2008.  On April 9, 2008, Mr. Mills resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.  Effective April 28, 2008, Thomas Mills resigned as a director of the Company.

(5) Mr. Hilford served as the Company’s President and Chief Executive Officer from June 16, 2005 until January 7, 2008.

Director Compensation

The following table sets forth all compensation paid to the Company’s directors for their respective services rendered as directors during the fiscal year ended August 31, 2008.

Name	Fees Earned or Paid in Cash	Total
Dr. Augustine Fou	$9,750	$9,750
Federico Mazzolari	$11,984(1)	$11,984(1)
Luigi Pugni	$11,284(2)	$11,284(2)
Olivier de Vergnies	0	0
Thomas Mills (3)	0	0
Lou Hilford (4)	0	0

(1) This amount was owed but unpaid as of the end of the period covered by this Report.

(2)  This amount was owed but unpaid as of the end of the period covered by this Report.

(3) Mr. Mills resigned as a director of the Company effective April 28, 2008.

(4) Mr. Hilford resigned as a director of the Company effective January 7, 2008.

The Company’s current scheduled payments for members of the Board of Directors are as follows: (i) Federico Mazzolari and Luigi Pugni are entitled to receive 24,000 Euros per annum (which amount was equal to approximately $33,002.40 as of December 15, 2008), paid incrementally per month; (ii) Augustine Fou is entitled to receive $24,000 per annum, paid incrementally per month; and (iii) Olivier de Vergnies receives no compensation for his service as a Director of the Company.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Employment Contracts

As of the date of this Report, we have an employment contract with only one of our officers:  Mr. Gareth McMurray, Chief Operating Officer.  Under this employment agreement, Mr. McMurray has agreed to serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement. The Employment Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

Mr. Sullivan’s compensation as an officer of the Company was $100,000 per annum during the fiscal year ended August 31, 2008. Effective September 1, 2008, the Company and Mr. Sullivan have agreed that his salary will now be $48,000 per annum.  Mr. Sullivan serves the Company on a part-time basis.

Equity Incentive Plan

The Company expects to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended August 31, 2009 and make grants under such plan in accordance with comparable industry standards.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 20, 2008 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 47,333,650 issued and outstanding shares of the Company's common stock as of November 20, 2008.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during 2008.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	35,000,000	0	35,000,000	73.9%
Executive Officers and Directors
Gareth McMurray (2)	0	500,000	0	0
Gerald Sullivan (3)	0	0	0	0
Barbara Salz (4)	0	0	0	0
Augustine Fou (5)	0	0	0	0
Federico Mazzolari (6)	0	0	0	0
Luigi Pugni (7)	0	0	0	0
Olivier de Vergnies (8)	0	0	0	0
All Officers and Directors as a Group (7 individuals) (9)	0	0	0	0

(1) On February 6, 2008, Rudana acquired 5,000,000 shares of the Company’s common stock from Thomas Mills. Pursuant to the payment of a stock dividend consisting of six (6.0) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the record date of June 2, 2008, the common stock ownership of Rudana increased to 35,000,000 shares on June 3, 2008.

(2) Mr. McMurray has served as the Company’s Chief Operating Officer since August 22, 2008. Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

(3) Mr. Sullivan has served as our Company’s Chief Financial Officer and as our Interim President and Chief Executive Officer, since April 9, 2008.

(4) Ms. Salz has served as our Company’s Corporate Secretary since April 9, 2008.

(5) Dr. Fou has served as a Director of the Company since April 9, 2008.

(6) Mr. Mazzolari has served as a Director of the Company since May 5, 2008.

(7) Mr. Pugni has served as a Director of the Company since May 12, 2008.

(8) Mr. Vergnies has served as a Director of the Company since June 18, 2008.

The mailing address for each of the listed individuals is c/o the Company Inc., 104 Summit Avenue, Summit NJ 07902-0080.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Employment Agreement

The Company has entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) with Gareth McMurray regarding his service as Chief Operating Officer of the Company.  The terms and conditions of the Employment Agreement are described in Item 8B, above, which is incorporated herein by reference thereto.

Director Independence

As of November 20, 2008, the Company had four directors.  The Company’s Board of Directors has determined that directors Dr. Augustine Fou, Mr. Luigi Pugni and Mr. Federico Mazzolari are independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).  The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee. Both of these committees consist of the entire Board of Directors.

ITEM 13: EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

3.3
By-Laws, amended, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

3.4
Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.4
Share Cancellation Agreement, dated as of January 30, 2008, by and between Kingston Mines Ltd. and Lou Hilford, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended February 29, 2008, filed with the Securities and Exchange Commission on April 21, 2008.

10.5
Securities Purchase and Sale Agreement, dated February 6, 2008 between Rudana Investment Group AG and Thomas Mills, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on February 15, 2008.

10.6
Promissory Note, dated as of April 16, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.7
Director’s Agreement, dated as of May 5, 2008, by and between the Company and Dr. Augustine Fou, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.8
Director’s Agreement, dated as of May 5, 2008, by and between the Company and Federico Mazzolari, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.9
Warrant, dated as of May 10, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.10
Director’s Agreement, dated as of May 12, 2008, by and between the Company and Luigi Pugni, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.11
Amendment to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.12
Warrant, dated as of May 22, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.13
Mineral Claim Sales Agreement, dated as of May 28, 2008, by and among the Company and Thomas Mills, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.14
Promissory Note, dated as of May 29, 2008, by the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.15
Director’s Agreement, dated as of June 17, 2008, by and between the Company and Olivier de Vergnies, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.16	Employment Agreement, dated as of July 18, 2008, by and among the Company and Gareth McMurray.

10.17	Amendment to Employment Agreement, dated as of October 23, 2008, by and among the Company and Gareth McMurray.

14.1	Code of Ethics

21	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2008 totaled $7,500.   The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang), for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2007 totaled $6,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended August 31, 2008, and which are not disclosed in “Audit Fees” above, were $3,400. The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for audit related services for the fiscal year ended August 31, 2007 and which are not disclosed in “Audit Fees” above, were $3,392.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended August 31, 2008 was $0. The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for tax compliance for the fiscal year ended August 31, 2007 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended August 31, 2008, were $0. The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for services other than those described above, for the year ended August 31, 2007, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company, P.A. and by Chang Lee LLP (formerly Vellmer & Chang) during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laureate Resources & Steel Industries Inc.

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Acting Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
Date: December 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Augustine Fou
Name: Dr. Augustine Fou
Title: Director
Dated: December 15, 2008

/s/ Federico Mazzolari
Name: Federico Mazzolari
Title: Director
Dated: December 15, 2008

/s/ Luigi Pugni
Name: Luigi Pugni
Title: Director
Dated: December 15, 2008

/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Director
Dated: December 15, 2008

Exhibit Index

Exhibit No.	Description of Exhibits

3.3
By-Laws, amended, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

3.4
Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.4
Share Cancellation Agreement, dated as of January 30, 2008, by and between Kingston Mines Ltd. and Lou Hilford, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended February 29, 2008, filed with the Securities and Exchange Commission on April 21, 2008.

10.5
Securities Purchase and Sale Agreement, dated February 6, 2008 between Rudana Investment Group AG and Thomas Mills, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on February 15, 2008.

10.6
Promissory Note, dated as of April 16, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.7
Director’s Agreement, dated as of May 5, 2008, by and between the Company and Dr. Augustine Fou, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.8
Director’s Agreement, dated as of May 5, 2008, by and between the Company and Federico Mazzolari, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.9
Warrant, dated as of May 10, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.10
Director’s Agreement, dated as of May 12, 2008, by and between the Company and Luigi Pugni, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.11
Amendment to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.12
Warrant, dated as of May 22, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.13
Mineral Claim Sales Agreement, dated as of May 28, 2008, by and among the Company and Thomas Mills, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.14
Promissory Note, dated as of May 29, 2008, by the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.15
Director’s Agreement, dated as of June 17, 2008, by and between the Company and Olivier de Vergnies, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.16	Employment Agreement, dated as of July 18, 2008, by and among the Company and Gareth McMurray.

10.17	Amendment to Employment Agreement, dated as of October 23, 2008, by and among the Company and Gareth McMurray.

14.1	Code of Ethics

21	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.