Form 10-Q
period 2008-11-30
Laureate Resources & Steel Industries Inc.
filed 2009-01-20
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52781

Laureate Resources & Steel Industries Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0471111
(I.R.S. Employer Identification No.)

104 Summit Avenue
Summit, New Jersey 07902-0080
(Address of principal executive offices)

(908) 522-0762
(Registrant’s telephone number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of January 6, 2009, the Issuer had 47,333,650 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

PART I   FINANCIAL INFORMATION

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Balance Sheet

	November 30,	August 31
	2008	2008
ASSETS	(unaudited)

Current Assets
Cash	8,921	48,613
Prepaid expense	24,937	850
Total Current Assets and Total Assets	33,858	49,463

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)
Current Liabilities
Loan payable - related party	366,155	201,818
Interest payable - related party	8,969	3,185
Accounts Payable and Accrued liabilities	142,235	51,787
Total Current Liabilities and Total Liabilitiies	517,359	256,790

Total Stockholders' Equity (Deficiency)	(483,501)	(207,327)

Total Liabilities and Stockholders' Equity (Deficiency)	33,858	49,463

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Statement of Operations
(unaudited)

			Accumulated from
			June 16, 2005
			(Date of Inception)
	For the	For the	to
	Three months ended	Three months ended	November 30,
	November 30, 2008	November 30, 2007	2008

Revenue	-	-	-

EXPENSES

Accounting and audit	-	-	10,900
Salary and General Administration	127,559	-	225,022
Directors Fees	22,507	-	55,526
Employee stock option expense	64,758	-	71,780
Legal fees	49,386	-	135,360
Filing fees	920	-	8,050
Interest	5,784	-	8,971
Marketing / Public Relations	14,610		26,444
Office	7,354	-	9,916
Travel	45,754	-	57,770
Transfer agent	2,300	375	10,552
Engineering Study	-	-	48,039
Expense of Arimathea warrants	-	-	221,208
Total Expenses	340,932	375	889,538

Loss From Continuing Operations	(340,932)	(375)	(889,538)

Loss From Discontinued Operations	-	(18,960)	(64,569)

Net Loss	(340,932)	(19,335)	(954,107)

Basic and Diluted Loss Per Share
Continuting Operations	$(0.01)	$0.00	$(0.02)
Discontinued Operations	$0.00	$0.00	$0.00
Total Basic and Diluted Loss Per Share	$(0.01)	$0.00	$(0.02)

Weighted Average Shares Outstanding	47,333,650	68,333,650	54,364,285

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
(A development stage company)
Statement of Cash Flows
(unaudited)

			Accumulated from
			June 16, 2005
			(Date of Inception)
	For the	For the	to
	Three months ended	Three months ended	November 30,
	November 30, 2008	November 30, 2007	2008

Operating Activities
Net loss for the period	(340,932)	(19,335)	(954,107)
Adjustments to reconcile net loss to net cash
used in operations:
- issuance of warrants			221,208
- issuance of stock options	64,758	-	71,780
- imputed interest		112	1,025
Change in operating assets and liabilities
- prepaid expense	(24,087)	2,158	(24,940)
- accounts payable and accrued liabilities	96,232	10,382	151,204
Net Cash Used in Operating Activities	(204,029)	(6,683)	(533,830)

Financing Activities
Proceeds of Loan from related party, net	164,337	-	366,157
Repayment of convertible debenture - Related Party		(15,000)	-
Proceeds from issuance of common stock		-	176,594
Net Cash Provided by (used in) Financing Activities	164,337	(15,000)	542,751

Increase (Decrease) in Cash	(39,692)	(21,683)	8,921
Cash- Beginning of Period	48,613	142,608
Cash - End of Period	8,921	120,925	8,921

See notes to financial statements

Laureate Resources & Steel Industries Inc.
(formerly known as Kingston Mines Ltd.)
Statement of Stockholder's Equity (Deficiency)
For the Period from June 16, 2005 (Date of Inception) to November 30, 2008
(A development stage company)
(unaudited)
						Deficit
						Accumulated
						During the
	Preferred Stock		Common Stock		Additional	Development
	Shares	Par	Shares	Par	Paid-in Capital	Stage	Total
	#	Value ($)	#	Value ($)	($)	($)	($)
Balance - June 16, 2005
(Date of Inception)
Issuance of common stock			56,000,000	400	-		400
Imputed interest from a shareholder					13		13
Net loss for the period						(6,313)	(6,313)
Balance - August 31, 2005			56,000,000	400	13	(6,313)	(5,900)
Imputed interest from a shareholder					450		450
Net loss for the Year						(19,370)	(19,370)
Balance - August 31, 2006			56,000,000	400	463	(25,683)	(24,820)
Issuance of common stock			12,333,650	1,233	174,961	-	176,194
Imputed interest from a shareholder					450		450
Net loss for the Year						(22,234)	(22,234)
Balance - August 31, 2007			68,333,650	1,633	175,874	(47,917)	129,590
Adjustment to Par Value				5,200	(5,200)	-	-
Imputed interest from a shareholder					112		112
Common stock cancellation agreement			(21,000,000)	(2,100)	2,100	-	-
Employee stock option grant					7,021		7,021
Issuance of stock warrants					221,208		221,208
Net loss for the Year						(565,258)	(565,258)
Balance - August 31, 2008			47,333,650	4,733	401,115	(613,175)	(207,327)
Employee stock option grant					64,758		64,758
Net loss for the period						(340,932)	(340,932)
Balance - November 30, 2008			47,333,650	4,733	465,873	(954,107)	(483,501)

All references to numbers of shares outstanding have been retroactively adjusted to give effect to stock dividend (see note 4)
See notes to financial statements

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(formerly known as Kingston Mines Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

The balance sheet at August 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended August 31, 2008 filed on December 18, 2008.

2.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

We anticipate offering complete supply chain capabilities through acquisitions as well as organic growth and development.

3.	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $954,107 since inception through November 30, 2008, has a stockholders’ deficiency of $483,501 as of November 30, 2008 and has no source of revenues or business operations.

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial instruments

The fair values of cash, prepaid expense, accrued liabilities and amounts due to a related party was estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risks.

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

5.	PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized as of November 30, 2008.  On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of the record date. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock.

The offering period for the Company's initial public offering expired on March 13, 2007. During the offering period, the Company sold a total of 12,333,650 common shares at $0.0143 per share for cash proceeds of $176,195.

6.	RELATED PARTY TRANSACTIONS

During the period ended November 30, 2008, the Company has the following transactions with Rudana Investment Group AG (Rudana), the Company’s majority shareholder:

Loans Payable
Interest bearing loans (A) (B)	$396,692

Loan Receivable
Non-interest bearing advance (B)	$30,535
Net loan payable to Rudana	$366,155

Interest expense accrued	$8,971

(A)	Bears interest at 7.5% per annum
(B)	Due on demand

7.	INCOME TAXES

The Company has available approximately $950,000 of net operating loss carryforwards available to offset future taxable income, if any. These carryforwards substantially expire in 2028:

The Company has a deferred tax asset of approximately $400,000 resulting from these carryforwards for which a 100% valuation allowance has been established. Utilization of these carryforwards may be limited due to the change of ownership referred to in note 2.

8.	EMPLOYEE EMPLOYMENT AGREEMENT

During the fourth quarter 2008 (as amended on October 23, 2008), effective August 22, 2008 the Company entered into a two year employment agreement with its chief operating officer (“COO”) which provides for annual salary of $200,000 plus living expenses of $118,000 per year. In addition, the COO received an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%.

9.	WARRANTS ISSUED

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

The value of the warrants was expensed during the year ended August 31, 2008 for a value of $221,208. The term of the warrants reflected the original 10 year term on both warrants, since the agreed upon amendment did not occur during the fiscal year ended August 31, 2008. The value was determined by using the Black Scholes option pricing model. The variables used in the Black Scholes model were as follows: volatility 50% and a 5 year treasury rate of 4.0%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company plans to position itself as a leading processor and manufacturer of OCTG products serving oil and gas companies worldwide. We aim to achieve global recognition in the OCTG industry by developing manufacturing and trading establishments around the world.

We anticipate that our focus will be on the manufacture, process and sales of tubular products in the carbon steel, high alloy and corrosion resistant alloy markets.  We plan to cater to mature steel grade markets and future high grade markets as world requirements shift towards improved production from difficult oil reserve zones.  Our current business model has four operational segments, all with synergistic business verticals to capture the entire value chain, through which we will endeavor to become a world leader in comprehensive manufacture, supply and value added services to major international and independent oil companies as well as original equipment manufacturers (OEMs) and engineering, procurement and construction companies (EPCs).  We plan to vertically and horizontally structure and conduct our business on a fully integrated basis through the following activities:

•	Produce raw (green) tubes in China with growth in other regions
•	Produce finished value-added products from green tubes
•	Trade in all company products over the entire value chain
•	Acquire captive iron ore resources (Africa, Australia , Latin America)

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

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the three months ended November 30, 2008, the Company incurred aggregate expenses of approximately $341,000.  These expenses were primarily salaries and general administrative fees in the amount of approximately $128,000, which consisted mainly of the salaries of Company officers and support staff.  The Company also had expenses relating to a stock option grant to the Company’s Chief Operating Officer recognized under the Black-Scholes Option Pricing Model in the amount of approximately $65,000.  In connection with planning for the Company’s new business operations, the Company expended legal fees in the amount of approximately $49,000, and incurred travel expenses in the amount of approximately $46,000.  The Company expects that all expenses will increase significantly over the balance of the fiscal year ending August 31, 2009 in connection with deployment of the Company’s plans for operations.  The Company had no material expenses during the three months ended November 30, 2007 since the Company had no operations at that time.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company received stockholder loans from Rudana Investment Group AG  in the aggregate amount of $366,155 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal quarter on November 30, 2008, our total assets were $33,858 and our total liabilities were $517,359.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company.  During the period covered by this Report, Arimathea and the Company entered into a verbal agreement to amend the Warrants.  These Amended Warrants were executed on December 15, 2008 and have an exercise term of three years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the exercise price of $0.10 per share, which purchase price has been determined by reference to the price the Company’s Common Stock was sold to shareholders in the Company’s prior public offering (without adjustment for a subsequent stock dividend).  Under the terms of the Warrants, Arimathea is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.  The Warrants contain customary adjustment provisions and have anti-dilution protection for certain future issuances of equity securities.  The Warrants do not contain any call provisions and there are no obligations on the part of Arimathea to exercise the Warrants at any time.

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

Off Balance Sheet Arrangements

As of November 30, 2008, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On January 7, 2009, Mr. Gerry Sullivan resigned as the Company’s Chief Financial Officer and interim President and Chief Executive Officer.  The Company’s Board of Directors has appointed the Company’s Chief Operating Officer, Mr. Gareth McMurray as the Company’s interim President and Chief Executive Officer, and has appointed Mr. Mathias Kaiser as the Company’s Chief Financial Officer.  Mr. Kaiser previously worked with the Compass Group in Kloten, Switzerland as a Finance & Reporting Manager, Mr. Kaiser advised management on key investment projects, heading accounting and reporting, treasury management and liquidity planning for turnover of approximately $300 Million. Mr. Kaiser brings a wealth of expertise in audit, business and financial controlling, having served companies such as Ernst & Young, Swiss Life and Daniel Swarovski Corporation.  Mr. Mathias Kaiser also serves as CFO of Prime Sun Power Inc. and 4C Controls Inc., and Rudana Investment Group AG, the Company's majority shareholder.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of November 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

10.18	Form of Amendment No. 2 to Warrant, dated as of May 10, 2008, by and between the Company and Arimathea Limited.

10.19	Form of Amendment No. 1 to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAUREATE RESOURCES & STEEL INDUSTRIES INC.

By:	/s/ Gareth McMurray
Name: Gareth McMurray
Title: Interim Chief Executive Officer

By:	/s/ Mathias Kaiser
Name: Mathias Kaiser
Title: Chief Financial Officer

Date: January 20, 2009