Form 10-Q
period 2009-02-28
Laureate Resources & Steel Industries Inc.
filed 2009-04-20
CIK 1343011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52781

Laureate Resources & Steel Industries Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0471111
(I.R.S. Employer Identification No.)

100 Wall Street, 21st Floor
New York, NY 10005
(Address of principal executive offices)

866-525-8833
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
Yes ☒ No ☐

As of April 6, 2009, the Issuer had 47,333,650 shares of its Common Stock outstanding.

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

PART I   FINANCIAL INFORMATION

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(A development stage company)
Balance Sheet

	February 28,	August 31
	2009	2008
ASSETS	(unaudited)

Current Assets
Cash	$5,505	$48,613
Prepaid expense	-	850
Total Current Assets and Total Assets	$5,505	$49,463

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)
Current Liabilities
Loan payable - related party	$512,436	$201,818
Interest payable - related party	16,965	3,185
Accounts Payable and Accrued liabilities	688,015	51,787
Total Current Liabilities and Total Liabilitiies	$1,217,416	$256,790

Total Stockholders' Equity (Deficiency)	(1,211,911)	(207,327)

Total Liabilities and Stockholders' Equity (Deficiency)	$5,505	$49,463

See notes to financial statements

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(A development stage company)
Statement of Operations
(unaudited)

					Accumulated from
					June 16, 2005
					(Date of Inception)
	For the	For the	For the	For the	to
	Three months ended	Three months ended	Six months ended	Six months ended	February 28,
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	2009

Revenue	-	-			-

EXPENSES

Professional Fees	483,800	1,039	533,185	6,578	630,059
Salary and General Administration	150,643	136	334,529	7,498	461,954
Directors Fees	21,788	-	44,296	-	77,314
Employee stock option expense	-	-	64,758	-	71,780
Interest - Related Party	7,996	-	13,780	112	16,967
Marketing / Public Relations	295		14,905	-	26,739
Management Serivces - Related Party	63,889	-	63,889	-	63,889
Engineering Study	-	-	-	-	48,039
Expense of Arimathea warrants	-	-	-	-	221,208

Total Expenses	$728,411	$1,175	$1,069,342	$14,188	$1,617,949

Loss From Continuing Operations	$(728,411)	$(1,175)	$(1,069,342)	$(14,188)	$(1,617,949)

Loss From Discontinued Operations	-	(2,392)	-	(8,713)	(64,569)

Net Loss	$(728,411)	$(3,567)	$(1,069,342)	$(22,901)	$(1,682,518)

Basic and Diluted Loss Per Share
Continuting Operations	(0.02)	-	(0.02)	-
Discontinued Operations	-	-		-
Total Basic and Diluted Loss Per Share	(0.02)	-	(0.02)	-

Weighted Average Shares Outstanding	47,333,650	61,641,342	47,333,650	64,987,496

See notes to financial statements

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(A development stage company)
Statement of Cash Flows
(unaudited)

			Accumulated from
			June 16, 2005
			(Date of Inception)
	For the	For the	to
	Six months ended	Six months ended	February 28,
	February 28, 2009	February 29, 2008	2009

Operating Activities
Net loss for the period	$(1,069,342)	$(22,902)	$(1,682,518)
Adjustments to reconcile net loss to net cash	-	-
used in operations:	-	-
- issuance of warrants	-	-	221,208
- issuance of stock options	64,758	-	71,780
- accrued interest	-	113	1,025
Change in operating assets and liabilities	-	-	-
- prepaid expense	850	2,158	-
- accounts payable and accrued liabilities	650,008	61	704,980
Net Cash Used in Operating Activities	(353,726)	(20,570)	(683,525)

Financing Activities	-	-	-
Proceeds of Loan from related party, net	310,618	(105,999)	512,436
Repayment of convertible debenture - Related Party	-	(15,000)	-
Proceeds from issuance of common stock	-	-	176,594
Net Cash Provided by (used in) Financing Activities	310,618	(120,999)	689,030

Increase (Decrease) in Cash	(43,108)	(141,569)	5,505
Cash- Beginning of Period	48,613	142,608	-
Cash - End of Period	$5,505	$1,039	$5,505

See notes to financial statements

LAUREATE RESOURCES & STEEL INDUSTRIES INC.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

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

Laureate Resources & Steel Industries Inc. the “Company” was incorporated in the State of Nevada on June 16, 2005.

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $1,682,518 since inception through February 28, 2009, has a stockholders’ deficiency of $1,211,911 as of February 28, 2009 and has no source of revenues or business operations.

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

The Company has 100,000,000 shares of common stock authorized as of February 28, 2009.  On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of the record date. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock.

The offering period for the Company's initial public offering expired on March 13, 2007. During the offering period, the Company sold a total of 12,333,650 common shares at $0.0143 per share for cash proceeds of $176,195.

6.	RELATED PARTY TRANSACTIONS

During the period ended February 28, 2009, the Company has the following transactions with Rudana Investment Group AG (Rudana), the Company’s majority shareholder:

Loans Payable
Interest bearing loans (A) (B)	$526,369

Loan Receivable
Non-interest bearing advance (B)	$30,535
Net loan payable to Rudana	$495,834

Interest expense accrued	$16,965

(A)	Bears interest at 7.5% per annum
(B)	Due on demand

Under the terms of the Warrants, Arimathea is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.  The Warrants contain customary adjustment provisions and have anti-dilution protection for certain future issuances of equity securities.  The Warrants do not contain any call provisions and there are no obligations on the part of Arimathea to exercise the Warrants at any time

The value of the warrants was expensed during the year ended August 31, 2008 for a value of $221,208.  The term of the warrants reflected the original 10 year term on both warrants, since the agreed upon amendment did not occur during the fiscal year ended August 31, 2008.  The value was determined by using the Black Scholes option pricing model.  The variables used in the Black Scholes model were as follows: volatility 50% and a 5 year treasury rate of 4.0%

7.	INCOME TAXES

The Company has available approximately $1,678,087 of net operating loss carryforwards available to offset future taxable income, if any. These carryforwards substantially expire in 2028:

The Company has a deferred tax asset of approximately $400,000 resulting from these carryforwards for which a 100% valuation allowance has been established. Utilization of these carryforwards may be limited due to the change of ownership referred to in note 2.

8.	EMPLOYEE EMPLOYMENT AGREEMENT

During the fourth quarter 2008 (as amended on October 23, 2008), effective August 22, 2008 the Company entered into a two year employment agreement with its chief operating officer (“COO”) which provides for annual salary of $200,000 plus living expenses of $118,000 per year. In addition, the COO received an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and were exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%.

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

Our address is 100 Wall Street, 21st Floor, New York, NY 10005 and our telephone number is 866-525-8833.

Plan of Operations

The Company intends to produce Oil Country Tubular Goods (OCTG), which refers to casing and tubing used in producing or transporting oil and gas.  Casing is the pipe that is used in the drilling of a well.  Such casing is placed into a well, secured in place, and then serves to prevent the collapse of the well.  Tubing is the pipe through which oil or gas flows to the surface.

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

Our business model is built around the seamless steel pipe production and trading supply chain to the ever evolving energy producing industry.  Concentrating on the manufacture and supply of OCTG, we plan to build and develop manufacturing and processing operations in the Gulf Cooperation Counsel countries of the Middle East (GCC) and China.

We anticipate offering complete supply chain capabilities through acquisitions as well as organic growth and development.

On January 7, 2009, Mr. Gerry Sullivan resigned as the Company’s Chief Financial Officer and interim President and Chief Executive Officer.  The Company’s Board of Directors has appointed the Company’s Chief Operating Officer, Mr. Gareth McMurray as the Company’s interim President and Chief Executive Officer, and has appointed Mr. Mathias Kaiser as the Company’s Chief Financial Officer.  As of the date hereof, the Company has no full time employees.

The Company has entered into an agreement with Prime Asset Finance Ltd. (“PAF”), a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority controlling shareholder.  Under the terms of the agreement, PAF will assist and advise us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  We have agreed to pay an initial services fee of $250,000 to PAF and will continue to pay management services fees of $25,000 per month in respect of the management services, which commenced January 1, 2009.  All of the management fees have accrued to date and have not yet been paid. In addition, PAF will be compensated in the amount of 5% of the total transaction value of any company acquired by us by merger or acquisition.  We believe that the services of PAF have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing us to prospective customers.  The terms and conditions of our agreement with PAF have been independently reviewed and assessed by the independent members of our Board of Directors, who have determined that the PAF agreement is fair and reasonable to our Company and its shareholders.

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the three months ended February 28, 2009, the Company incurred aggregate expenses of approximately $728,411.  These expenses were primarily professional fees in the amount of $483,800 and salaries and general administrative fees in the amount of approximately $150,643, which consisted mainly of the salaries of Company officers and support staff.  The Company also paid directors fees in the amount of $21,788. The Company expects that all expenses will increase significantly over the balance of the fiscal year ending August 31, 2009 in connection with deployment of the Company’s plans for operations.  The Company had no material expenses during the three months ended February 29, 2008 since the Company had no operations at that time.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company received stockholder loans from Rudana Investment Group AG in the aggregate amount of $146,580 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal quarter on February 28, 2009, our total assets were $5,505 and our total liabilities were $1,217,416.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Synergy Investments & Finance Holding Limited (“Synergy”), formerly known as Arimathea Limited, in consideration for international corporate development services rendered on behalf of the Company.  Synergy and the Company subsequently entered into an agreement to amend the Warrants.  These Amended Warrants were executed on December 15, 2008 and have an exercise term of three years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the exercise price of $0.10 per share, which purchase price has been determined by reference to the price the Company’s Common Stock was sold to shareholders in the Company’s prior public offering (without adjustment for a subsequent stock dividend).  Under the terms of the Warrants, Synergy is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.  The Warrants contain customary adjustment provisions and have anti-dilution protection for certain future issuances of equity securities.  The Warrants do not contain any call provisions and there are no obligations on the part of Synergy to exercise the Warrants at any time.

In connection with his appointment as the Company’s Chief Operating Officer, Gareth McMurray has been granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vested after three months of service, on November 22, 2008, and was exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

Off Balance Sheet Arrangements

As of February 28, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: April 20, 2009