Form 10-K
period 2009-08-31
Laureate Resources & Steel Industries Inc.
filed 2013-04-23
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:   000-52781

LAUREATE RESOURCES & STEEL INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0471111
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

P.O. Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

(Address of principal executive offices)

Registrant’s telephone number, including area code: 011 44 203 318 2995

Securities registered under Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐	Smaller reporting company. ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2009, was $8,520,057.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Issuer had 47,333,650 shares of Common Stock, par value $0.0001, outstanding as of April 18, 2013.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Unless otherwise provided in this Report, references to the “Company,” “Laureate” “we,” “us,” and “our” refer to Laureate Resources & Steel Industries Inc. (formerly known as Kingston Mines Ltd.).

PART I

Item 1.	Business.

Our Company

Laureate Resources & Steel Industries Inc. was incorporated in the State of Nevada on June 16, 2005.  Our fiscal year end is August 31.  We were previously a mineral resource exploration company, but we did not have any active operations and we did not realize any revenues.  Following the change of control of our Company on February 6, 2008, we decided to cease the mineral exploration business and pursue other strategic business opportunities.  We are still planning our new business strategy and we have not yet commenced operations.  On April 9, 2008, the Board approved and recommended that we change our name from Kingston Mines Ltd. to Laureate Resources & Steel Industries Inc.  Stockholders holding a majority of the voting rights of all outstanding shares of the Company’s capital stock as of April 9, 2008 voted in favor of the foregoing proposal by written consent.  On May 20, 2008, our Company name was formally changed. On June 4, 2008, our stock trading symbol changed from “KGMI” to “LRRS”.

Change of Control

On January 30, 2008, Lou Hilford, a former officer and director of the Company, entered into a Share Cancellation Agreement with the Company, pursuant to which Mr. Hilford tendered to the Company for cancellation 3,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) owned of record by Mr. Hilford. In consideration for such tender and cancellation, the Company and Mr. Hilford executed mutual general releases of any and all claims. The Company had 6,761,950 issued and outstanding shares of Common Stock after giving effect to such cancellation (which figure, following the Company’s June 2008 stock dividend, would be equal to 47,333,650 shares of Common Stock).  On February 6, 2008, Thomas Mills, the controlling shareholder of the Company, entered into a Securities Purchase and Sale Agreement (the “Securities Purchase and Sale Agreement”) with Rudana Investment Group AG, a corporation formed under the laws of Switzerland (“Rudana”). Pursuant to the Securities Purchase and Sale Agreement, Mr. Mills sold 5,000,000 shares of the Company’s common stock (which, following the Company’s June 2008 stock dividend, would be equal to 35,000,000 shares of common stock) to Rudana, causing a change of control of the Company.  Rudana then owned 73.9% of the Company’s shares which were issued and outstanding.  Mr. Mills did not retain any ownership of shares and is no longer a shareholder of the Company.  On May 21, 2008, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of June 2, 2008.  Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 6,761,950 shares of Company common stock to 47,333,650 shares of common stock and Rudana’s ownership correspondingly increased to 35,000,000 shares of common stock.

On April 9, 2008, Mr. Mills resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.

Acquisition Strategy

Following the change of control of our Company on February 6, 2008 we decided to cease the mineral exploration business and pursue other business opportunities.  The Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations. As a result, we are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, for so long as we are subject to those requirements.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

Subsequent Events

On February 27, 2012, Federico Mazzolari and Luigi Pugni resigned from their positions as Directors of the Corporation. On April 16, 2012, Olivier de Vergnies resigned from the position of Director.

On April 18, 2012, the Company’s board of directors (the “Board”) appointed Hany Salem as the Chief Executive Officer, Chief Financial Officer and sole director of the Company.

While the Company’s operations are currently dormant, the Company is seeking new business opportunities , which includes, but is not limited to, the storage, trading, distribution, transportation and logistics for oil, petroleum and gas products. The Company hopes to operate in the CEE market (Central and Easter Europe) with a special focus to provide liquefied petroleum gas (“LPG”) and petroleum products storage, trading and transportation services in the Balkan Peninsula, located primarily in Albania.

LPG, otherwise known as propane, is a clean-burning fossil fuel that can be used to power internal combustion engines.  Currently, the Company is in preliminary negotiations to operate out of strategic ports in Albania.  More specifically, the Company is in the process of signing a long term LPG supply contract and plan to acquire storage facilities in the Porto Romano Port, which allows it to transport and disburse LPG through various distribution chains within the whole CEE region.  Additionally, the Company is seeking to invest in the development of ports and logistics infrastructure equipment and personnel to engage in its storage and transportation services.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

LAUREATE RESOURCES & STEEL INDUSTRIES INC.

PO Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

Tel: 011 44 203 318 2995

Attention: Hany Salem

Title: Chief Financial Officer

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is utilizing office space at  Sh. Rashid Building ,Sh. Zayed Road Dubai, United Arab Emirates .At the present time, the Company is not paying any rent.  The Company anticipates that it will assess its needs for additional office space in the near future.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “LRRS”.  There were no public trades of the Company’s common stock recorded prior to August 19, 2008, at which time the Company’s common stock sold for $.22 per share.

	High	Low
Fiscal Year 2008
First quarter ended November 30, 2007	$—	—
Second quarter ended February 28, 2008	$—	—
Third quarter ended May 31, 2008	$—	—
Fourth quarter ended August 31, 2008	$.26	.22

Fiscal Year 2009
First quarter ended November 30, 2008	$1.84	.22
Second quarter ended February 28, 2009	$1.01	.18
Third quarter ended May 31, 2009	$.18	.18
Fourth quarter ended August 31, 2009	$.18	.06

(b) Holders.

As of April 18, 2013, there were 44 stockholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.      Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended August 31, 2009 and 2008 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

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

Acquisition Strategy

Following the change of control of our Company on February 6, 2008 we decided to cease the mineral exploration business and pursue other business opportunities.  The Company was in “development stage”untill February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations. As a result, we are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, for so long as we are subject to those requirements.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

COMPARISON OF THE YEAR ENDED AUGUST 31, 2009 TO THE YEAR ENDED AUGUST 31, 2008

Revenues

To date, the Company has had no revenues.

Operating expenses

Selling, general, and administrative expenses were $1,399,906 in 2009 compared to $540,667 during 2008. The increase in costs is attributable to increase in management fees and Legal and professional fees.

Significant components of operating expenses consist of legal and professional fees, salaries and management services to related party.

Other income (expenses)

Financing expenses were $35,779 in 2009 compared to $3,185 during 2008. The increase is due to interest expenses to related party.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.

The Company has received stockholder loans from Rudana Investment Group AG during the fiscal year covered by this Report in the aggregate amount of $400,826 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal year on August 31, 2009, our total assets were $1,001 and our total liabilities were $1,579,253.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to pay our own costs and expenses through shareholder loans.

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company.

During the fiscal year ended August 31, 2008, Arimathea and the Company entered into a verbal agreement to amend the Warrants.  These Amended Warrants were executed on December 15, 2008 and have an exercise term of three years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the exercise price of $0.10 per share ($0.017 post-split), which purchase price has been determined by reference to the price the Company’s Common Stock was sold to shareholders in the Company’s prior public offering (without adjustment for a subsequent stock dividend).

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

The value of the Warrants was expensed in fiscal year of August 31, 2008 for a value of $221,208.  The term of the Warrants reflected the original 10 year term on both Warrants.  The value was determined by using the Black Scholes option pricing model.

In connection with his appointment as the Company’s Chief Operating Officer in fiscal year ended August 31, 2008, Gareth McMurray has been granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vested after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

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

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated statements of operations.

For the year ended August 31, 2009 and 2008, the Company granted nil and 500,000 stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2009 and 2008 of $64,759 and $7,021, respectively, was recorded as a current period charge to earnings.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2009 and 2008.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

Long-lived assets

The Company follows Accounting Standards Codification 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

As of August 31, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2~F-3
Balance Sheets As Of August 31, 2009 and 2008	F-4
Statements of Operations For The Years Ended August 31, 2009 and 2008	F-5
Statements of Stockholders’ Equity (Deficit) For The Two Years Ended August 31, 2009 and 2008	F-6
Statements of Cash Flows For The Years Ended August 31, 2009 and 2008	F-7
Notes To Financial Statements	F-8~F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Laureate Resources & Steel Industries, Inc.

We have audited the accompanying balance sheet of Laureate Resources & Steel Industries, Inc. as of August 31, 2009 and the related consolidated statements of operations, statement of stockholders' deficit , and cash flows for the year ended August 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laureate Resources & Steel Industries, Inc. at August 31, 2009 and the results of its operations and its cash flows for the year ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements the Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations. The Company has an accumulated deficit of $ 2,048,860 as of August 31, 2009 and has not generated any revenue since inception. The Company dependent upon its successful execution of its plan to restart operations to achieve profitability and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or successfully execute its plan of operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Laureate Resources & Steel Industries, Inc.

(formerly known as Kingston Mines Ltd.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Laureate Resources & Steel Industries, Inc. (formerly known as Kingston Mines Ltd.) as of August 31, 2008 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laureate Resources & Steel Industries, Inc. (formerly known as Kingston Mines Ltd.) as of August 31, 2008, and the results of its operations and its cash flows for the year ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements the Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations . The Company has an accumulated deficit of $ 207,327 at August 31, 2008 and has not generated any revenue since inception. The Company is dependent upon its successful execution of its plan to restart operations to achieve profitability and its ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or successfully execute its plan of operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

December 12, 2008

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

BALANCE SHEETS

AUGUST 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash	$1,001	$48,613
Prepaid and other current assets	-	850
Total current assets	1,001	49,463

Total assets	$1,001	$49,463

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$937,645	$51,787
Accrued interest payable, related parties	38,964	3,185
Loans payable, related parties	602,644	201,818
Total current liabilities	1,579,253	256,790

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding		-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of August 31, 2009 and 2008	4,733	4,733
Additional paid in capital	465,874	401,115
Accumulated deficit	(2,048,860)	(613,175)
Total stockholders' (deficit)	(1,578,253)	(207,327)

Total liabilities and stockholders' (deficit)	$1,001	$49,463

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

	Year ended August 31,
	2009	2008
Operating expenses:
Selling, general and administrative expenses	$1,399,906	$540,667
Total operating expenses	1,399,906	540,667

Loss from operations	(1,399,906)	(540,667)

Other income (expenses):
Interest expense, related party	(35,779)	(3,185)

Loss from continuing operations before income taxes	(1,435,685)	(543,852)

Income taxes	-	-

Net loss from continuing operations	(1,435,685)	(543,852)

Loss from discontinued operations	-	(21,406)

NET LOSS	$(1,435,685)	$(565,258)

Loss per common share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	-	(0.00)
Total	$(0.03)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	56,112,339

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENT OF STOCKHOLDERS (DEFICIT)

TWO YEARS ENDED AUGUST 31, 2009

							Total
					Additional		Stockholders'
	Preferred stock		Common stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, August 31, 2007	-	$-	68,333,650	$1,633	$175,874	$(47,917)	$129,590
Adjustment to due change in par value	-	-		5,200	(5,200)	-	-
Imputed interest from shareholder	-	-	-	-	112	-	112
Common stock cancellation agreement	-	-	(21,000,000)	(2,100)	2,100	-	-
Fair value of issued options	-	-	-	-	7,021	-	7,021
Fair value of issued warrants	-	-	-	-	221,208	-	221,208
Net loss	-	-	-	-	-	(565,258)	(565,258)
Balance at August 31, 2008	-	-	47,333,650	4,733	401,115	(613,175)	(207,327)
Fair value of issued options	-	-	-	-	64,759	-	64,759
Net loss	-	-	-	-	-	(1,435,685)	(1,435,685)
Balance at August 31, 2009	-	$-	47,333,650	$4,733	$465,874	$(2,048,860)	$(1,578,253)

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,435,685)	$(565,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,759	228,229
Expenses paid by related party	240,826	-
Change in operating assets and liabilities:
Decrease in prepaid and other current assets	850	1,344
Increase in accounts payable and accrued expenses	885,859	54,760
Increase in accrued interest, related party	35,779	112
Net cash used in operating activities	(207,612)	(280,813)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties, net	160,000	201,818
Repayments of convertible debenture, related party	-	(15,000)
Net cash provided by financing activities	160,000	186,818

Net (decrease) in cash	(47,612)	(93,995)

Cash, beginning of period	48,613	142,608

Cash, end of period	$1,001	$48,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008

NOTE 1 - BUSINESS DESCRIPTION

Organization and Business Description

Laureate Resources & Steel Industries Inc.( the “Company”) was incorporated in the State of Nevada on June 16, 2005.The Company had been an exploration company from its formation through February 6, 2008 when a change in control of the Company took effect.  Since its formation, the Company’s business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. Any further funds spent on the exploration of these claims would probably be lost.   The Company has made a determination to cease the mineral exploration business and pursue another business opportunity. Accordingly, the results of operations of the exploration business have been classified as discontinued operations for all periods presented.  The Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations, is dormant and currently seeking to establish strategic alliances or acquire .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents.  The carrying amounts approximate fair market value because of the short maturity.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated statements of operations.

For the year ended August 31, 2009 and 2008, the Company granted nil and 500,000 stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2009 and 2008 of $64,759 and $7,021, respectively, was recorded as a current period charge to earnings.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2009 and 2008.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

Long-lived assets

The Company follows Accounting Standards Codification 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of August 31, 2009, the Company has an accumulated deficit of $2,048,860 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of August 31, 2009 and 2008, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of August 31, 2009 and 2008, 47,333,650 shares of common stock were issued and outstanding.

On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of June 2, 2008. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

At August 31, 2009 and 2008, related party loans consisted of the following:

	August 31, 2009	August 31, 2008
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$602,644	$201,818

Accrued interest on related party loans as of August 31, 2009 and 2008 was $38,964 and $3,185, respectively. Interest expense, related party was $35,779 and $3,185 for the year ended August 31, 2009 and 2008, respectively.

During the year ended August 31, 2009 and 2008, the Company incurred expense of $83,649 and $23,267, respectively, as Board fees to Board members.

During the year ended August 31, 2009, the Company incurred expense of $389,915 for service provided by management.

NOTE 6 - LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended August 31, 2009 and 2008:

	2009	2008
Net loss available for common shareholders	$(1,435,685)	$(565,258)
Loss per share (basic and assuming dilution)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic	47,333,650	56,112,339
Fully diluted	47,333,650	56,112,339

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share. %. The value of the options was expensed as of August 31, 2009 and 2008 for a value of $64,759 and $7,021 respectively. The stock options have a weighted average remaining life of 0.9 year.

NOTE 7 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

The Company has not filed its income tax returns, and therefore has not been able to estimate its net operating loss carryforwards for tax purposes as of August 31, 2009. The Company has provided a valuation reserve against the full amount of any net operating loss benefit and will be also for against the net operating losses, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31 2009 and 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%. The value of the options was expensed as of August 31, 2009 and 2008 for a value of $64,759 and $7,021 respectively. The stock options have a weighted average remaining life of 0.9 year.

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company.

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

The value of the warrants was expensed as of August 31, 2008 for a value of $221,208. The term of the warrants reflected the original 10 year term on both warrants, since the agreed upon amendment did not occur during the fiscal year ended August 31, 2008. The value was determined by using the Black Scholes option pricing model. The variables used in the Black Scholes model were as follows: volatility 50% and a 5 year treasury rate of 4.0%. The warrants have a weighted average remaining life of 8.75 years

NOTE 9 - CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Employment agreement

During the fourth quarter 2008 (as amended on October 23, 2008), effective August 22, 2008 the Company entered into a two year employment agreement with its chief operating officer (“COO”) which provides for annual salary of $200,000 plus living expenses of $118,000 per year. In addition, the COO received an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The agreement was subsequently terminated.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of August 31, 2009, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in this Annual Report on Form 10-K for the year ended August 31, 2009 that our disclosure controls and procedures are not effective such that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of August 31, 2009.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In connection with the filing of this Annual Report on Form 10-K for the period ended August 31, 2009, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of August 31, 2009, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weaknesses identified below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2009 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2009, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.
•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of April 18, 2013:

Name	Age	Position
Hany Salem (1)	48	Chief Executive Officer and Director
Gareth McMurray (2)	38	Former Chief Executive Officer and Former Chief Operating Officer
Mathias Kaiser (3)	35	Former Chief Financial Officer
Gerald Sullivan (4)	48	Former Chief Financial Officer and Interim President and Chief Executive Officer
Barbara S. Salz (5)	57	Former Corporate Secretary
Dr. Augustine Fou (6)	36	Former Director
Federico Mazzolari (7)	64	Former Director
Luigi Pugni (8)	64	Former Director
Olivier de Vergnies	43	Director
(1)	Appointed as the Company’s Chief Executive Officer as of April 18, 2012.
(2)	Resigned as the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company as of September 4, 2009.
(3)	Resigned as the Company’s Chief Financial Officer, as of June 19, 2009.
(4)	Resigned as the Company’s Chief Executive Officer, Chief Financial Officer, and President as of January 7, 2009.
(5)	Removed as the Company’s Corporate Secretary as of August 10, 2009.
(6)	Resigned as a Director of the Company as of August 4, 2009.
(7)	Resigned as Director of the Company as of April 16, 2012.
(8)	Resigned as Director of the Company as of February 27, 2012.

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Biographical Information Regarding Officers and Directors

Mr. Salem has served as the Chief Executive Officer and Director of the Company since April 18, 2012. Mr. Salem has served as an advisor, consultant, and investment manager providing services to high net-worth individuals primarily in Europe and Middle East

Mr. McMurray has served as Chief Executive Officer of the Company from January 7, 2009 to September 4, 2009. He had previously commenced his employment as the Company’s Chief Operating Officer on August 22, 2008.  Prior to working for the Company, Mr. McMurray was the General Manager, Manufacturing for Smith International Gulf Services, Dubai.  At Smith International Gulf Services, Mr. McMurray was responsible for the manufacturing operation including the purchasing of raw steel materials, the recruitment of staff and the production schedules.  Prior to his employment with Smith International Gulf Services, Mr. McMurray was the Managing Director of TMK Middle East, Dubai and the Sales and Marketing Director of JESCO, Dubai.

Mr. Kaiser, 35, served as Chief Financial Officer of the Company since January 7, 2009 to June 19, 2009. He has been the Chief Financial Officer of Rudana Investment Group AG (“Rudana”), a Swiss investment holding company which is the Company’s majority shareholder, since October of 2008.  From March until October of 2008, Mr. Kaiser was the Finance & Reporting Manager of Compass-Group AG, a company engaged in the provision of large-scale institutional catering management and services and the provision of planning and consultancy services for restaurant and catering enterprises.  From February of 2006 until July of 2007, he was the Operating Effectiveness Manager for Adecco & Management Consulting AG, a human resources company.  From February of 2003 until February of 2005, he served as business controller for Daniel Swarovski Corporation AG, a large international retail business.  Mr. Kaiser is compensated for his services by Rudana, and he is not separately compensated by the Company.

Mr. Federico Mazzolari, Director.  Mr. Mazzolari served as a director of the Company from May 5, 2008 to April 16, 2012.  Mr. Mazzolari is a marketing consultant defining strategies for Finarvedi, the holding company of the Arvedi Group.  Mr. Mazzolari joined the Arvedi Group in 1975, and since that time has held various positions there in the technical, production and marketing areas, including serving as Managing Director and board member for various companies in the Arvedi Group.  While working in the Arvedi Group, Mr. Mazzolari has been involved in the decision making process related to the choice of plants and the development of the range of tubular products towards API, thermal and mechanical applications with particular attention to the automotive industry (both for hot rolled and cold drawn tubes).  He was also involved in the development of the product range of the first Arvedi steelworks and more recently in the development of the production of hot rolled steel coils at the new Arvedi steel works in Cremona.  Mr. Mazzolari is a member of the board of UNSIDER (Italian standards unification board for the steel sector) and Promozione Acciaio (a steel promotion board) and IGQ (the Italian Quality Assurance institute).  He graduated from Milan Polytechnic with a degree in Mechanical Engineering in 1969.

Mr. Luigi Pugni, Director.  Mr. Pugni served as a director of the Company since May 12, 2008 to February 27, 2012.  Mr. Pugni has served as a consultant in Italy’s iron and steel industries since 2007.  From January of 2005 until December of 2006, Mr. Pugni served as CEO and director of Tubisid SpA.  From January of 2001 until December 2004, Mr. Pugni was employed by Tenaris S.A., first serving as Commercial Director, from January of 2001 until August of 2003, with responsibility for the European market for industrial tubular products, and then serving as an independent consultant from September of 2003 until December 2004.  From 1970 to 2000, Mr. Pugni held various positions with Dalmine SpA (now Tenaris Group).

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

Dr. Augustine, Former Director. Dr. Fou served as a director of the Company from April 9, 2008 to August 4, 2009. Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. In 1996 Dr. Fou founded go-Digital Internet Consulting Group, Inc. serving clients such as IBM, Victoria's Secret Catalogue, the Federal Reserve Bank of New York, the Norwegian Trade Council, the Ministry of Finance of the Government of Macao, the Canadian Consulate General, and Gouvernement du Quebec. Dr. Fou then founded Marketing Science Consulting Group, Inc. as a marketing service and consumer insights firm serving clients as Pepsi, Dr Pepper / Seven Up, Frito Lay, Conde' Nast / SELF Magazine, Liz Claiborne / Lucky Brand Dungarees, and Revlon.  Dr. Fou also serves on the board of directors of 4C Controls Inc. and Prime Sun Power Inc. The controlling shareholder of each of the Company, Prime Sun Power Inc. and 4C Controls Inc. is Rudana Investment Group AG. Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company.

Mr. Gerald Sullivan, Former Chief Financial Officer and Interim President and Chief Executive Officer. Mr. Sullivan served as an officer of the Company from April 9, 2008 to January 7, 2009. Mr. Sullivan served as the Chief Financial Officer and interim President and Chief Executive Officer of 4C Controls Inc. since February of 2008, as the Chief Financial Officer and interim President and Chief Executive Officer of Prime Sun Power Inc. since May of 2008, and as the President, Chief Executive Officer and Chief Financial Officer of the Industry Leaders Fund since 1999. Mr. Sullivan has more than ten years of experience in highly regulated financial reporting systems. Mr. Sullivan has also served as President and Chief Investment Officer of Claremont Investment Partners, L.L.C. since 1997.  Mr. Sullivan’s prior experience includes positions as a Senior Management Analyst for the Atlanta Committee for the Olympic Games, as a bond options trader for O’Connor & Associates and as a financial analyst for Salomon Brothers Inc.  Mr. Sullivan obtained his undergraduate degree from Columbia University and holds an M.B.A. from the University of Chicago Graduate School of Business.

Ms. Barbara S. Salz, Corporate Secretary. Ms. Salz served as Corporate Secretary of the Company from April 9, 2008 to August 10, 2009. Ms. Salz provides her services to the Company through Corporate Secretarial Services LLC, a New Jersey Limited Liability Company (“CSS”). Ms. Salz has operated CSS since 2003. CSS provides regulatory archival and corporate secretarial officer services to public and private companies worldwide.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe to the best of our knowledge that during the year ended August 31, 2009, all such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We adopted a new Code of Ethics on December 15, 2008.  We have posted a copy of our Code of Ethics as Exhibit 14.1to Form 10-KSB, filed with the Securities and Exchange Commission on December 18, 2008.

Corporate Governance

Nominating Committee

During the period covered by this Report, there have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee and Charter

Audit committee functions are currently performed by our entire board of directors, in accordance with the Company’s audit committee charter. As of August 31, 2009, the Company had four directors. The Company’s Board of Directors has determined that directors Dr. Augustine Fou, Mr. Luigi Pugni and Mr. Federico Mazzolari are independent.  The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The Company expects to establish an audit committee in the foreseeable future, consisting only of directors who are independent.

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

Item 11. Executive Compensation.

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table (1)

Name and Principal Position	Year (2)	Salary	Option Awards	Total
Hany Salem(3)	2009	-	-	-
	2008	-	-	-

Gareth McMurray	2009	$326,827	$64,758	$391,585	(7)
Chief Operating Officer (4)	2008	$8,322	$0	$8,332

Gerald Sullivan	2009	-	-	-
Chief Financial Officer and Interim President	2008	$54,167	$0	$54,167
and Chief Executive Officer (5)

Mathias Kaiser Chief Financial Officer (6)	2009	-	-	-
	2008	-	-	-

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

(2) The Company’s fiscal year ends August 31st.

(3) Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

(4) Mr. McMurray served as the Company’s Chief Operating Officer from August 22, 2008 and the Company’s Chief Executive Officer from January 7, 2009. Mr. McMurray resigned from his positions as of September 4, 2009. The Company and Mr. McMurray entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) regarding Mr. McMurray’s service as Chief Operating Officer of the Company.  Mr. McMurray commenced his services to the Company on August 22, 2008.  Under the Employment Agreement, Mr. McMurray will serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement.

(5) Mr. Sullivan served as the Company’s Chief Financial Officer and Interim President and Chief Executive Officer from April 9, 2008 to January 7, 2009.  Mr. Sullivan’s compensation as an officer of the Company was $100,000 per annum during the fiscal year ended August 31, 2008. Effective September 1, 2008, the Company and Mr. Sullivan have agreed that his salary will now be $48,000 per annum.  Mr. Sullivan serves the Company on a part-time basis.

(6) Mr. Kaiser has served as the Company’s Chief Financial Officer since January 7, 2009. On June 19, 2009, Mr. Kaiser resigned from his position as Chief Financial Officer.

(7) Total includes bonus expense of $102,773 and car allowance of $18,500.

None of the officers earned any bonus, restricted stock awards, option awards or any other annual or long term compensation except as set forth in the table above.

Outstanding Equity Awards at Fiscal Year-End(1)

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Gareth McMurray Chief Operating Officer (2)	500,000	0	0	$1.00	November 22, 2010

Gerald Sullivan Former Chief Financial Officer and Interim President and Chief Executive Officer (3)	0	0	0	0	0

Mathias Kaiser Chief Financial Officer (4)	0	0	0	0	0

Hany Salem(5) Chief Executive Officer	0	0	0	0	0

(1) The Company’s fiscal year ends August 31st.

(2) Mr. McMurray served as the Company’s Chief Operating Officer from August 22, 2008 to September 4, 2009.  The Company and Mr. McMurray entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) regarding Mr. McMurray’s service as Chief Operating Officer of the Company.  Mr. McMurray commenced his services to the Company on August 22, 2008.  Under the Employment Agreement, Mr. McMurray will serve as Chief Operating Officer for a two year period.  Mr. McMurray has agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement. On January 7, 2009, the Board appointed Mr. McMurray as the Interim Chief Executive Officer.

(3) Mr. Sullivan served as the Company’s Chief Financial Officer and Interim President and Chief Executive Officer from April 9, 2008. On January 7, 2009, Mr. Gerald Sullivan resigned as the Company’s Chief Financial Officer and Interim Chief Executive Officer.

(4) Mr. Kaiser has served as the Company’s Chief Financial Officer since January 7, 2009. On June 19, 2009, Mr. Mathias Kaiser resigned as the Chief Financial Officer of the Company.

(5) Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

Director Compensation

The following table sets forth all compensation paid to the Company’s directors for their respective services rendered as directors during the fiscal year ended August 31, 2009.

Name	Fees Earned or Paid in Cash	Total
Dr. Augustine Fou	$22,000	$22,000
Federico Mazzolari	$30,824 (1)	$30,824 (1)
Luigi Pugni	$30,824 (2)	$30,824 (2)
Olivier de Vergnies	$0	$0

(1) This amount was owed but unpaid as of the end of the period covered by this Report.

(2)  This amount was owed but unpaid as of the end of the period covered by this Report.

The Company’s current scheduled payments for members of the Board of Directors are as follows: (i) Federico Mazzolari and Luigi Pugni are entitled to receive 24,000 Euros per annum (which amount was equal to approximately $30,824 as of August 31, 2009), paid incrementally per month; (ii) Augustine Fou is entitled to receive $24,000 per annum, paid incrementally per month; and (iii) Olivier de Vergnies receives no compensation for his service as a Director of the Company.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Employment Contracts

As of August 31, 2009, we had an employment contract with only one of our officers:  Mr. Gareth McMurray, Chief Operating Officer.  Under this employment agreement, Mr. McMurray agreed to serve as Chief Operating Officer for a two year period.  Mr. McMurray agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement. The Employment Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 18, 2013 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 47,333,650 issued and outstanding shares of the Company's common stock as of April 18, 2013.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	5,000,000	0	5,000,000	10.56%
Executive Officers and Directors				0
Gareth McMurray (2)	0	0	0	0
Gerald Sullivan (3)	0	0	0	0
Mathias Kaiser
Barbara Salz (4)	0	0	0	0
Augustine Fou (5)	0	0	0	0
Federico Mazzolari (6)	0	0	0	0
Luigi Pugni (7)	0	0	0	0
Olivier de Vergnies (8)	0	0	0	0
Hany Salem(9)	0	0	0	0
All Officers and Directors as a Group (9 individuals)	0	0	0	0

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

(3) Mr. Sullivan has served as our Company’s Chief Financial Officer and as our Interim President and Chief Executive Officer, since April 9, 2008.

(4) Ms. Salz has served as our Company’s Corporate Secretary since April 9, 2008.

(5) Dr. Fou has served as a Director of the Company since April 9, 2008. Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company.  Dr. Fou has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(6) Mr. Mazzolari has served as a Director of the Company since May 5, 2008.

(7) Mr. Pugni has served as a Director of the Company since May 12, 2008.

(8) Mr. Vergnies has served as a Director of the Company since June 18, 2008.

(9)	Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

The mailing address for each of the listed individuals is c/o the Company Inc., 104 Summit Avenue, Summit NJ 07902-0080.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since July 2008:

At August 31, 2009, the Company had an outstanding loan from Rudana Investment Group AG in the amount of $602,644. The loan is unsecured and due on demand with interest at 7.5% per annum.

Employment Agreement

The Company has entered into an Employment Agreement dated July 18, 2008 and amended on October 23, 2008 (the “Employment Agreement”) with Gareth McMurray regarding his service as Chief Operating Officer of the Company.  The terms and conditions of the Employment Agreement are described in Item 8B, above, which is incorporated herein by reference thereto.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

As of August 31, 2009, the Company had three directors.  The Company’s Board of Directors has determined that directors Mr. Luigi Pugni and Mr. Federico Mazzolari are independent. The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee. Both of these committees consist of the entire Board of Directors.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2009 totaled $15,750.   The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2008 totaled $7,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended August 31, 2009, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended August 31, 2008, and which are not disclosed in “Audit Fees” above, were $3,400.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended August 31, 2009 was $0. The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended August 31, 2008 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended August 31, 2009, were $0. The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended August 31, 2008, were $0.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit No.	Description of Exhibits

3.3	By-Laws, amended, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

3.4	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.4	Share Cancellation Agreement, dated as of January 30, 2008, by and between Kingston Mines Ltd. and Lou Hilford, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended February 29, 2008, filed with the Securities and Exchange Commission on April 21, 2008.

10.5	Securities Purchase and Sale Agreement, dated February 6, 2008 between Rudana Investment Group AG and Thomas Mills, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on February 15, 2008.

10.6	Promissory Note, dated as of April 16, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.7	Director’s Agreement, dated as of May 5, 2008, by and between the Company and Dr. Augustine Fou, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.8	Director’s Agreement, dated as of May 5, 2008, by and between the Company and Federico Mazzolari, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.9	Warrant, dated as of May 10, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.10	Director’s Agreement, dated as of May 12, 2008, by and between the Company and Luigi Pugni, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.11	Amendment to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.12	Warrant, dated as of May 22, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.13	Mineral Claim Sales Agreement, dated as of May 28, 2008, by and among the Company and Thomas Mills, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.14	Promissory Note, dated as of May 29, 2008, by the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.15	Director’s Agreement, dated as of June 17, 2008, by and between the Company and Olivier de Vergnies, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.16	Employment Agreement, dated as of July 18, 2008, by and among the Company and Gareth McMurray, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008, filed with the Securities and Exchange Commission on December 18, 2008.

10.17	Amendment to Employment Agreement, dated as of October 23, 2008, by and among the Company and Gareth McMurray, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008, filed with the Securities and Exchange Commission on December 18, 2008.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 attached to Form 10-KSB filed with the Securities and Exchange Commission on December 18, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laureate Resources & Steel Industries Inc.

By:	/s/ Hany Salem
Name: Hany Salem
Title: Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
Date: April 23, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hany Salem
Name: Hany Salem
Title: Director
Dated: April 23, 2013

