Form 10-Q
period 2009-05-31
Laureate Resources & Steel Industries Inc.
filed 2013-05-08
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52781

Laureate Resources & Steel Industries Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0471111
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

P.O. Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

(Address of principal executive offices)

011 44 203 318 2995

(Registrant’s telephone number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒     No ☐

As of April 29, 2013, the Issuer had 47,333,650 shares of its Common Stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K and 8-K, in our press releases, in our presentations, and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

2

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$488	$48,613
Prepaid and other current assets	985	850
Total current assets	1,473	49,463

Total assets	$1,473	$49,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$806,243	$51,787
Accrued interest payable, related parties	27,439	3,185
Loans payable, related parties	592,644	201,818
Total current liabilities	1,426,326	256,790

Stockholders' deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of May 31, 2009 and August 31, 2008	4,733	4,733
Additional paid in capital	465,874	401,115
Accumulated deficit	(1,895,460)	(613,175)
Total stockholders' deficit	(1,424,853)	(207,327)

Total liabilities and stockholders' deficit	$1,473	$49,463

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Operating expenses:
Selling, general and administrative expenses	$202,469	$85,201	$1,258,031	$99,277
Total operating expenses	202,469	85,201	1,258,031	99,277

Loss from operations	(202,469)	(85,201)	(1,258,031)	(99,277)

Other income (expenses):
Interest expense, related party	(10,474)	(268)	(24,254)	(380)

Net loss before income taxes	(212,943)	(85,469)	(1,282,285)	(99,657)

Income taxes	-	-	-	-

Net loss from continuing operations	(212,943)	(85,469)	(1,282,285)	(99,657)

Loss from discontinued operations	-	-	-	(8,713)

NET LOSS	$(212,943)	$(85,469)	$(1,282,285)	$(108,370)

Loss per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Discontinued operations	-	-	-	(0.00)
Total	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	11,220,379	47,333,650	9,918,423

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,282,285)	$(108,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,759	-
Expenses paid by related party	230,826	-
Change in operating assets and liabilities:
Decrease (increase) in prepaid and other current assets	(135)	2,158
Increase in accounts payable and accrued expenses	754,456	119,768
Increase in accrued interest, related party	24,254	378
Net cash (used in) provided by operating activities	(208,125)	13,934

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related parties	160,000	-
Repayments of convertible debenture, related party	-	(15,000)
Repayments of loans, related parties	-	(105,999)
Net cash provided by (used in) financing activities	160,000	(120,999)

Net decrease in cash	(48,125)	(107,065)

Cash, beginning of period	48,613	142,608
Cash, end of period

Cash, end of period	$488	$35,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2009

NOTE 1 - BUSINESS DESCRIPTION

Organization and Business Description

Laureate Resources & Steel Industries Inc.( the “Company”) was incorporated in the State of Nevada on June 16, 2005.The Company had been an exploration company from its formation through February 6, 2008 when a change in control of the Company took effect.  Since its formation, the Company’s business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. Any further funds spent on the exploration of these claims would probably be lost.  Accordingly, the Company has made a determination to cease the mineral exploration business and pursue another business opportunity. Accordingly, the results of operations of the exploration business have been classified as discontinued operations for all periods presented.  The Company was in “development stage” till February 28, 2009 and during the quarter ended May 31, 2009, the Company ceased its operations and currently seeking to establish strategic alliances.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed balance sheet as of August 31, 2008, which has been derived from audited financial statements, and (b) the unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of results that may be expected for the year ending August 31, 2009. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2008 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 18, 2008.

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

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2009

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Basic and diluted net income (loss) per share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method, if any.  In computed Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2009

Recent accounting pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the quarter ended May 31, 2009, the Company ceased its operations.  As of May 31, 2009, the Company has an accumulated deficit of $1,895,460 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2009

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of May 31, 2009 and August 31, 2008, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of May 31, 2009 and August 31, 2008, 47,333,650 shares of common stock were issued and outstanding.

On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of the record date. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock

NOTE 5 - RELATED PARTY TRANSACTIONS

At May 31, 2009 and August 31, 2008, related party loans consisted of the following:

	May 31, 2009	August 31, 2008
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$592,644	$201,818

Accrued interest on related party loans as of May 31, 2009 and August 31, 2008 was $27,439 and $3,185, respectively. Interest expense, related party was $10,474 and $24,254 for the three and nine months ended May 31, 2009, respectively, and $268 and $380 for the three and nine months ended May 31, 2008.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%. The value of the options was expensed for the period ended May 31, 2009 and 2008 was $64,759 and $-0- respectively. The stock options have a weighted average remaining life of 1.15 year.

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

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2009

The value of the warrants was expensed as of August 31, 2008 for a value of $221,208. The term of the warrants reflected the original 10 year term on both warrants, since the agreed upon amendment did not occur during the fiscal year ended August 31, 2008. The value was determined by using the Black Scholes option pricing model. The variables used in the Black Scholes model were as follows: volatility 50% and a 5 year treasury rate of 4.0%. The warrants have a weighted average remaining life of 9 years.

NOTE 7 - CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the financial statements.

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

Acquisition Strategy

Following the change of control of our Company on February 6, 2008 we decided to cease the mineral exploration business and pursue other business opportunities.  The Company was in “development stage” until February 28, 2009 and during the quarter ended May 31, 2009, the Company ceased its operations. As a result, we are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

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

Results of Operations

Comparison of the nine months ended may 31, 2009 to the nine months ended may 31, 2008

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the nine months ended May 31, 2009, the Company incurred aggregate expenses of $1,282,285.  These expenses were primarily professional fees in the amount of $651,536 and salaries and general administrative fees in the amount of approximately $460,844, which consisted mainly of the salaries of Company officers and support staff.  The Company also paid directors fees in the amount of $65,988. The Company had no material expenses during the nine months ended May 31, 2008 since the Company had no operations at that time.

Comparison of the three months ended may 31, 2009 to the three months ended may 31, 2008

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the three months ended May 31, 2009, the Company incurred aggregate expenses of $212,943.  These expenses were primarily professional fees in the amount of $111,338 and salaries and general administrative fees in the amount of approximately $77,501, which consisted mainly of the salaries of Company officers and support staff.  The Company also paid directors fees in the amount of $21,692. The Company had no material expenses during the three months ended May 31, 2008 since the Company had no operations at that time.

Liquidity and Capital Resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company received stockholder loans from Rudana Investment Group AG in the aggregate amount of $390,826 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal quarter on May 31, 2009, our total assets were $1,473 and our total liabilities were $1,426,326.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock to Synergy Investments & Finance Holding Limited (“Synergy”), formerly known as Arimathea Limited, in consideration for international corporate development services rendered on behalf of the Company.  Synergy and the Company subsequently entered into an agreement to amend the Warrants.  These Amended Warrants were executed on December 15, 2008 and have an exercise term of three years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the exercise price of $0.10 per share ($0.017 post-split), which purchase price has been determined by reference to the price the Company’s Common Stock was sold to shareholders in the Company’s prior public offering (without adjustment for a subsequent stock dividend).  Under the terms of the Warrants, Synergy is not permitted to exercise and own more than 4.9% of the Company’s common stock at any given time.

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

While the Company’s operations are currently dormant, the Company is seeking new business opportunities, which includes, but is not limited to, the storage, trading, distribution, transportation and logistics for oil, petroleum and gas products. The Company hopes to operate in the CEE market (Central and Easter Europe) with a special focus to provide liquefied petroleum gas (“LPG”) and petroleum products storage, trading and transportation services in the Balkan Peninsula, located primarily in Albania.

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

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Basic and diluted net income (loss) per share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method, if any.  In computed Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

Recent accounting pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

As of May 31, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of May 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAUREATE RESOURCES &
STEEL INDUSTRIES INC.

Date: May 8, 2013	By:	/s/ Hany Salem
		Name:	Hany Salem
		Title:	Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer

