Form 10-Q
period 2010-02-28
Laureate Resources & Steel Industries Inc.
filed 2013-06-03
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

2

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

PART I   FINANCIAL INFORMATION

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$275	$1,001
Total current assets	275	1,001

Total assets	$275	$1,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$956,096	$937,645
Accrued interest payable, related parties	62,014	38,964
Loans payable, related parties	622,644	602,644
Total current liabilities	1,640,754	1,579,253

Stockholders' equity deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding		-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of February 28, 2010 and August 31, 2009	4,733	4,733
Additional paid in capital	465,874	465,874
Accumulated deficit	(2,111,086)	(2,048,860)
Total stockholders' equity deficit	(1,640,480)	(1,578,253)

Total liabilities and stockholders' deficit	$275	$1,001

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Operating expenses:
Selling, general and administrative expenses	$8,650	$720,415	$39,177	$1,055,562
Total operating expenses	8,650	720,415	39,177	1,055,562

Loss from operations	(8,650)	(720,415)	(39,177)	(1,055,562)

Other income (expenses):
Interest expense, related party	(11,525)	(7,996)	(23,050)	(13,780)

Net loss before income taxes	(20,175)	(728,411)	(62,227)	(1,069,342)

Income taxes	-	-	-	-

NET LOSS	$(20,175)	$(728,411)	$(62,227)	$(1,069,342)

Loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	47,333,650	47,333,650	47,333,650

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,227)	$(1,069,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	64,758
Change in operating assets and liabilities:
Decrease in prepaid and other current assets	-	850
Increase in accounts payable and accrued expenses	18,451	650,008
Increase in accrued interest, related party	23,050	-
Net cash used in operating activities	(20,726)	(353,726)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related parties	20,000	310,618
Net cash provided by financing activities	20,000	310,618

Net decrease in cash	(726)	(43,108)

Cash, beginning of period	1,001	48,613
Cash, end of period

Cash, end of period	$275	$5,505

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed balance sheet as of August 31, 2009, which has been derived from audited financial statements, and (b) the unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2010 are not necessarily indicative of results that may be expected for the year ending August 31, 2010. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2009 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of February 28, 2010, the Company has an accumulated deficit of $2,111,086 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of February 28, 2010 and August 31, 2009, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of February 28, 2010 and August 31, 2009, 47,333,650 shares of common stock were issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

At February 28, 2010 and August 31, 2009, related party loans consisted of the following:

	February 28, 2010	August 31, 2009
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$622,644	$602,644

Accrued interest on related party loans as of February 28, 2010 and August 31, 2009 was $62,014 and $38,964, respectively. Interest expense, related party was $11,525 and $23,050 for the three and six months ended February 28, 2010, respectively, and $7,996 and $13,780 for the three and six months ended February 28, 2009.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%. The value of the options was expensed for the six month period ended February 28, 2010 and 2009 was $-0- and $64,758 respectively. The stock options have a weighted average remaining life of 0.4 year.

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrants have a weighted average remaining life of 8.25 years.

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

Employment agreement

During the fourth quarter 2008 (as amended on October 23, 2008), effective August 22, 2008 the Company entered into a two year employment agreement with its chief operating officer (“COO”) which provides for annual salary of $200,000 plus living expenses of $118,000 per year. In addition, the COO received an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The Officer resigned as of September 4, 2009

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison Of The Six Months Ended February 28, 2010 To The Six Months Ended February 28, 2009

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the six months ended February 28, 2010, the Company incurred aggregate expenses of approximately $39,000.  These expenses were primarily independent director board fees of $11,571 and general administrative expenses in the amount of $27,606, which consisted mainly of the salaries of Company officers and support staff.

During the six months ended February 28, 2009, the Company incurred aggregate expenses of approximately $1,056,000.  These expenses were primarily professional fees in the amount of $483,800 and salaries and general administrative fees in the amount of approximately $279,000, which consisted mainly of the salaries of Company officers and support staff.  The Company also had expenses relating to a stock option grant to the Company’s Chief Operating Officer recognized under the Black-Scholes Option Pricing Model in the amount of approximately $65,000. The Company also paid directors fees in the amount of $44,296.

Interest expense, related party was $23,050 and $13,780 for the six months ended February 28, 2010 and 2009, respectively.

Comparison Of The Three Months Ended February 28, 2010 To The Three Months Ended February 28, 2009

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.  During the three months ended February 28, 2010, the Company incurred aggregate expenses of approximately $8,700.  These expenses were primarily general administrative expenses in the amount of $8,650, which consisted mainly of the salaries of Company officers and support staff.

During the three months ended February 28, 2009, the Company incurred aggregate expenses of approximately $720,000.  These expenses were primarily professional fees in the amount of $483,800 and salaries and general administrative fees in the amount of $150,643, which consisted mainly of the salaries of Company officers and support staff.  The Company also paid directors fees in the amount of $21,788.

Interest expense, related party was $11,525 and $7,996 for the three months ended February 28, 2010 and 2009, respectively.

Liquidity and Capital Resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company received stockholder loans from Rudana Investment Group AG in the aggregate amount of $20,000 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal quarter on February 28, 2010, our total assets were $275 and our total liabilities were $1,640,754.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

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

Off Balance Sheet Arrangements

As of February 28, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

