Form 10-K
period 2010-08-31
Laureate Resources & Steel Industries Inc.
filed 2013-06-13
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:   000-52781

LAUREATE RESOURCES & STEEL INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0471111
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

14 Wall Street

20th Floor

New York City, New York 10005

United States of America

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2010, was $8,520,057.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Issuer had 47,333,650 shares of Common Stock, par value $0.0001, outstanding as of June 5, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “LRRS”.  There were no public trades of the Company’s common stock recorded prior to August 19, 2008, at which time the Company’s common stock sold for $0.22 per share.

	High	Low
Fiscal Year 2009
First quarter ended November 30, 2008	$2.00	$0.22
Second quarter ended February 28, 2009	$1.01	$0.18
Third quarter ended May 31, 2009	$0.18	$0.18
Fourth quarter ended August 31, 2009	$0.18	$0.06

Fiscal Year 2010
First quarter ended November 30, 2009	$0.10	$0.061
Second quarter ended February 28, 2010	$0.14	$0.03
Third quarter ended May 31, 2010	$0.04	$0.002
Fourth quarter ended August 31, 2010	$0.03	$0.005

(b) Holders.

As of June 5, 2013, there were 44 stockholders of record of the Company’s common stock.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended August 31, 2010 and 2009 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

COMPARISON OF THE YEAR ENDED AUGUST 31, 2010 TO THE YEAR ENDED AUGUST 31, 2009

Revenues

To date, the Company has had no revenues.

Operating expenses

Selling, general, and administrative expenses were $57,902 in 2010 compared to $1,399,906 during 2009.

The decrease in costs is attributable to cease of most business operations.

Other income (expenses)

Financing expenses were $46,100 in 2010 compared to $35,779 during 2009. The increase is on account increase in loan amount and for the year 2009 the loan was for part of the year.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.

The Company has received stockholder loans from Rudana Investment Group AG during the fiscal year covered by this Report in the aggregate amount of $20,000 (collectively, the “Shareholder Loans”).  The Company has used the proceeds from the Shareholder Loans for general corporate purposes.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana.

As of the end of our fiscal year on August 31, 2010, our total assets were $-0- and our total liabilities were $1,682,254.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to pay our own costs and expenses through shareholder loans.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed statements of operations.

For the year ended August 31, 2010 and 2009, the Company did not grant stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2010 and 2009 of $-0- and $64,759, respectively, was recorded as a current period charge to earnings.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2010 and 2009.

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

Off Balance Sheet Arrangements

As of August 31, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2~F-3
Balance Sheets As Of August 31, 2010 and 2009	F-4
Statements of Operations For The Years Ended August 31, 2010 and 2009	F-5
Statements of Stockholders’ Equity (Deficit) For The Two Years Ended August 31, 2010 and 2009	F-6
Statements of Cash Flows For The Years Ended August 31, 2010 and 2009	F-7
Notes To Financial Statements	F-8~F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Laureate Resources & Steel Industries, Inc.

We have audited the accompanying balance sheet of Laureate Resources & Steel Industries, Inc. as of August 31, 2010 and 2009 and the related statements of operations, statement of stockholders' deficit and cash flows for each of the two years ended August 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laureate Resources & Steel Industries, Inc. at August 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements the Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations. The Company has an accumulated deficit of $ 2,152,862 as of August 31, 2010 and has not generated any revenue since inception. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or successfully execute its plan of operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

June 5, 2013

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

BALANCE SHEETS

AUGUST 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash	$-	$1,001
Total current assets	-	1,001

Total assets	$-	$1,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$974,546	$937,645
Accrued interest payable, related parties	85,064	38,964
Loans payable, related parties	622,644	602,644
Total current liabilities	1,682,254	1,579,253

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of August 31, 2010 and 2009	4,733	4,733
Additional paid in capital	465,874	465,874
Accumulated deficit	(2,152,862)	(2,048,860)
Total stockholders' deficit	(1,682,255)	(1,578,253)

Total liabilities and stockholders' deficit	$-	$1,001

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

	Year ended August 31,
	2010	2009
Operating expenses:
Selling, general and administrative expenses	$57,902	$1,399,906
Total operating expenses	57,902	1,399,906

Loss from operations	(57,902)	(1,399,906)

Other income (expenses):
Interest expense, related party	(46,100)	(35,779)

Net loss before income taxes	(104,002)	(1,435,685)

Income taxes	-	-

NET LOSS	$(104,002)	$(1,435,685)

Loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	47,333,650

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENT OF STOCKHOLDERS DEFICIT

TWO YEARS ENDED AUGUST 31, 2010

							Total
					Additional		Stockholders'
	Preferred stock		Common stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at August 31, 2008	-	$-	47,333,650	$4,733	$401,115	$(613,175)	$(207,327)
Fair value of issued options	-	-	-	-	64,759	-	64,759
Net loss	-	-	-	-	-	(1,435,685)	(1,435,685)
Balance at August 31, 2009	-	-	47,333,650	4,733	465,874	(2,048,860)	(1,578,253)
Net loss	-	-	-	-	-	(104,002)	(104,002)
Balance at August 31, 2010	-	$-	47,333,650	$4,733	$465,874	$(2,152,862)	$(1,682,255)

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,002)	$(1,435,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	64,759
Expenses paid by related party	-	240,826
Change in operating assets and liabilities:
Decrease in prepaid and other current assets	-	850
Increase in accounts payable and accrued expenses	36,901	885,859
Increase in accrued interest, related party	46,100	35,779
Net cash used in operating activities	(21,001)	(207,612)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties, net	20,000	160,000
Net cash provided by financing activities	20,000	160,000

Net decrease in cash	(1,001)	(47,612)

Cash, beginning of period	1,001	48,613
Cash, end of period

Cash, end of period	$-	$1,001

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009

NOTE 1 - BUSINESS DESCRIPTION

Organization and Business Description

Laureate Resources & Steel Industries Inc.( the “Company”) was incorporated in the State of Nevada on June 16, 2005.The Company had been an exploration company from its formation through February 6, 2008 when a change in control of the Company took effect.  Since its formation, the Company’s business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. Any further funds spent on the exploration of these claims would probably be lost.   The Company has made a determination to cease the mineral exploration business and pursue another business opportunity. Accordingly, the results of operations of the exploration business have been classified as discontinued operations for all periods presented.  The Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations, is dormant and currently seeking to establish strategic alliances.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the year ended August 31, 2010 and 2009, the Company did not grant stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2010 and 2009 of $-0- and $64,759, respectively, was recorded as a current period charge to earnings.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2010 and 2009.

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

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of August 31, 2010, the Company has an accumulated deficit of $2,152,862 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of August 31, 2010 and 2009, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of August 31, 2010 and 2009, 47,333,650 shares of common stock were issued and outstanding.

On May 21, 2008, the Company declared the payment of a stock dividend consisting of six additional shares of the Company’s common stock for each one share of the Company’s common stock held as of the record date of June 2, 2008. In connection with this stock dividend, the ownership of stockholders possessing 6,761,950 shares of the Company’s common stock was increased to 47,333,650 shares of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

At August 31, 2010 and 2009, related party loans consisted of the following:

	August 31, 2010	August 31, 2009
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$622,644	$602,644

Accrued interest on related party loans as of August 31, 2010 and 2009 was $85,064 and $38,964, respectively. Interest expense, related party was $46,100 and $35,779 for the year ended August 31, 2010 and 2009, respectively.

During the year ended August 31, 2010 and 2009, the Company incurred expense of $11,571 and $83,649, respectively, as Board fees to Board members.

NOTE 6 - LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended August 31, 2010 and 2009:

	2010	2009
Net loss available for common shareholders	$(104,002)	$(1,435,685)
Loss per share (basic and assuming dilution)	$(0.00)	$(0.03)

Weighted average common shares outstanding
Basic	47,333,650	47,333,650
Fully diluted	47,333,650	47,333,650

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

The Company has not filed its income tax returns , and therefore has not been able to estimate its net operating loss carryforwards for tax purposes as of August 31, 2010. The Company has provided a valuation reserve against the full amount of any net operating loss benefit and will be also for against the net operating losses, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2010 and 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%. The value of the options was expensed as of August 31, 2010 and 2009 for a value of $-0- and $64,759 respectively. These stock options expired as of August 31, 2010.

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrants have a weighted average remaining life of 7.75 years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of August 31, 2010, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in this Annual Report on Form 10-K for the year ended August 31, 2010 that our disclosure controls and procedures are not effective such that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of August 31, 2010.

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

In connection with the filing of this Annual Report on Form 10-K for the period ended August 31, 2010 our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of August 31, 2010, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weaknesses identified below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2010, the Company determined that the following items constituted material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of June 5, 2013:

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe to the best of our knowledge that during the year ended August 31, 2010, all such filing requirements applicable to our officers and directors were complied with.

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

Audit Committee and Charter

Audit committee functions are currently performed by our entire board of directors, in accordance with the Company’s audit committee charter. As of August 31, 2010, the Company had four directors. The Company’s Board of Directors has determined that directors Dr. Augustine Fou, Mr. Luigi Pugni and Mr. Federico Mazzolari are independent.  The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The Company expects to establish an audit committee in the foreseeable future, consisting only of directors who are independent.

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

Summary Compensation Table (1)

Name and Principal Position	Year (2)	Salary	Option Awards	Total
Hany Salem(3)	2010	$-	$-	$-
	2009	$-	$-	$-

Gareth McMurray	2010	$326,827	$64,758	$391,585	(7)
Chief Operating Officer (4)	2009	$8,322	$-	$8,332

Gerald Sullivan	2010	$-	$-	$-
Chief Financial Officer and Interim President	2009	$54,167	$-	$54,167
and Chief Executive Officer (5)

Mathias Kaiser	2010	$-	$-	$-
Chief Financial Officer (6)	2009	$-	$-	$-

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

(5) Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

Director Compensation

The following table sets forth all compensation paid to the Company’s directors for their respective services rendered as directors during the fiscal year ended August 31, 2010.

Name	Fees Earned or Paid in Cash		Total
Dr. Augustine Fou	$22,000		$22,000
Federico Mazzolari	$30,824	(1)	$30,824	(1)
Luigi Pugni	$30,824	(2)	$30,824	(2)
Olivier de Vergnies	$-		$-

(1) This amount was owed but unpaid as of the end of the period covered by this Report.

(2)  This amount was owed but unpaid as of the end of the period covered by this Report.

The Company’s current scheduled payments for members of the Board of Directors are as follows: (i) Federico Mazzolari and Luigi Pugni are entitled to receive 24,000 Euros per annum (which amount was equal to approximately $30,824 as of August 31, 2010), paid incrementally per month; (ii) Augustine Fou is entitled to receive $24,000 per annum, paid incrementally per month; and (iii) Olivier de Vergnies receives no compensation for his service as a Director of the Company.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Employment Contracts

As of August 31, 2010, we had an employment contract with only one of our officers:  Mr. Gareth McMurray, Chief Operating Officer.  Under this employment agreement, Mr. McMurray agreed to serve as Chief Operating Officer for a two year period.  Mr. McMurray agreed to devote 100% of his working time to his position. In consideration for services rendered to the Company, Mr. McMurray shall be paid $200,000 a year and is entitled to living allowances of $118,000 a year.  In addition, Mr. McMurray was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $1.00 per share.  This stock option vests after three months of service, on November 22, 2008, and is exercisable after six months of service, on February 22, 2009, subject to applicable securities laws and the standard terms and conditions of the Company’s stock option agreement. The Employment Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

Mr. Sullivan’s compensation as an officer of the Company was $100,000 per annum during the fiscal year ended August 31, 2008. Effective September 1, 2008, the Company and Mr. Sullivan have agreed that his salary will now be $48,000 per annum.  Mr. Sullivan serves the Company on a part-time basis.

Equity Incentive Plan

The Company expects to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended August 31, 2010 and make grants under such plan in accordance with comparable industry standards.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 5, 2013 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 47,333,650 issued and outstanding shares of the Company's common stock as of June 5, 2013.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since July 2008:

At August 31, 2010, the Company had an outstanding loan from Rudana Investment Group AG in the amount of $622,644. The loan is unsecured and due on demand with interest at 7.5% per annum.

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

As of August 31, 2010, the Company had three directors.  The Company’s Board of Directors has determined that directors Mr. Luigi Pugni and Mr. Federico Mazzolari are independent. The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee. Both of these committees consist of the entire Board of Directors.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed by RBSM LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2010 totaled $-0-.

Audit-Related Fees

The aggregate fees billed by RBSM, LLP for audit related services for the fiscal year ended August 31, 2010, and which are not disclosed in “Audit Fees” above, were $-0-. The aggregate fees billed by RBSM, LLP for audit related services for the fiscal year ended August 31, 2009, and which are not disclosed in “Audit Fees” above, were $-0-.

Tax Fees

The aggregate fees billed by RBSM, LLP for tax compliance for the fiscal year ended August 31, 2010 was $0. The aggregate fees billed by RBSM, LLP for tax compliance for the fiscal year ended August 31, 2009 was $-0-.

All Other Fees

The aggregate fees billed by RBSM, LLP for services other than those described above, for the year ended August 31, 2010, were $-0-. The aggregate fees billed by RBSM, LLP for services other than those described above, for the year ended August 31, 2009, were $-0-.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by RBSM, LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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
Name: Hany Salem
Title: Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
Date: June 13, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hany Salem
Name: Hany Salem
Title: Director
Dated: June 13, 2013

