Form 10-Q
period 2010-11-30
Laureate Resources & Steel Industries Inc.
filed 2013-06-13
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

14 Wall Street

20th Floor

New York, NY 10005

 (Address of principal executive offices)

866-525-8833

(Registrant’s telephone number, Including Area Code)

100 Wall Street, 21st Floor

New York, NY 10005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of June 10, 2013, the Issuer had 47,333,650 shares of its Common Stock, par value $0.0001 per share, outstanding.

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

2

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

PART I   FINANCIAL INFORMATION

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	November 30,	August 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$974,546	$974,546
Accrued interest payable, related parties	96,590	85,064
Loans payable, related parties	622,644	622,644
Total current liabilities	1,693,780	1,682,254

Stockholders' deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of November 30, 2010 and August 31, 2010	4,733	4,733
Additional paid in capital	465,874	465,874
Accumulated deficit	(2,164,387)	(2,152,862)
Total stockholders' deficit	(1,693,780)	(1,682,255)

Total liabilities and stockholders' deficit	$-	$-

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30,
	2010	2009
Operating expenses:
Selling, general and administrative expenses	$-	$30,527
Total operating expenses	-	30,527

Loss from operations	-	(30,527)

Other income (expenses):
Interest expense, related party	(11,525)	(11,525)

Net loss before income taxes	(11,525)	(42,052)

Income taxes	-	-

NET LOSS	$(11,525)	$(42,052)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	47,333,650

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,525)	$(42,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	-	19,675
Increase in accrued interest, related party	11,525	11,525
Net cash used in operating activities	-	(10,852)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related parties	-	10,000
Net cash provided by financing activities	-	10,000

Net decrease in cash	-	(852)

Cash, beginning of period	-	1,001
Cash, end of period

Cash, end of period	$-	$149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

NOTE 1 - BUSINESS DESCRIPTION

Organization and Business Description

Laureate Resources & Steel Industries, Inc.( the “Company”) was incorporated in the State of Nevada on June 16, 2005. The Company had been an exploration company from its formation through February 6, 2008 when a change in control of the Company took effect.  Since its formation, the Company’s business plan was to explore five mineral claims covering 1,865.43 hectares located on the south and southwest flanks of Sugarloaf Mountain in the Nicola Mining Division in British Columbia, Canada (the “Sugarloaf Property”). We originally intended to explore the Sugarloaf Property for commercially exploitable mineral reserves of valuable minerals. The Sugarloaf Property has no proven or probable mineral reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made by us did not result in the discovery of commercially exploitable reserves of valuable minerals. Any further funds spent on the exploration of these claims would probably be lost.  Accordingly, the Company has made a determination to cease the mineral exploration business and pursue another business opportunity. Accordingly, the results of operations of the exploration business have been classified as discontinued operations for all periods presented.  The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations and currently seeking to establish strategic alliances.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed balance sheet as of August 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2010 are not necessarily indicative of results that may be expected for the year ending August 31, 2011. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

NOVEMBER 30, 2010

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires that deferred tax assets and liabilities to be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

NOVEMBER 30, 2010

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of November 30, 2010, the Company has an accumulated deficit of $2,164,387 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of November 30, 2010 and August 31, 2010, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of November 30, 2010 and August 31, 2010, 47,333,650 shares of common stock were issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

At November 30, 2010 and August 31, 2010, related party loans consisted of the following:

	November 30, 2010	August 31, 2010
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$622,644	$622,644

Accrued interest on related party loans as of November 30, 2010 and August 31, 2010 was $96,590 and $85,064, respectively. Interest expense, related party was $11,525 and $11,525 for the three months ended November 30, 2010 and 2009, respectively.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. These stock options expired as of November 30, 2010.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrants have a weighted average remaining life of 7.5 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Comparison of the three months ended November 30, 2010 to the three months ended November 30, 2009.

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.

During the three months ended November 30, 2009, the Company incurred aggregate expenses of approximately $31,000.  These expenses were primarily independent director board fees of $11,571 and general administrative expenses in the amount of $18,955, which consisted mainly of the salaries of Company officers and support staff. During the three months ended November 30, 2010, there were no such comparative expenses.

Interest expense, related party was $11,525 and $11,525 for the three months ended November 30, 2010 and 2009, respectively.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company did not receive stockholder loans.

As of the end of our fiscal quarter on November 30, 2010, our total assets were $-0- and our total liabilities were $1,693,780.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

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

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires that deferred tax assets and liabilities to be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Off Balance Sheet Arrangements

As of November 30, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of November 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: June 13, 2013

