Form 10-Q
period 2011-02-28
Laureate Resources & Steel Industries Inc.
filed 2013-06-13
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of June 10, 2013, the Issuer had 47,333,650 shares of its Common Stock outstanding.

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

2

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

PART I   FINANCIAL INFORMATION

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	February 28,	August 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$974,546	$974,546
Accrued interest payable, related parties	108,115	85,064
Loans payable, related parties	622,644	622,644
Total current liabilities	1,705,305	1,682,254

Stockholders' deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of February 28, 2011 and August 31, 2010	4,733	4,733
Additional paid in capital	465,874	465,874
Accumulated deficit	(2,175,912)	(2,152,862)
Total stockholders' deficit	(1,705,305)	(1,682,255)

Total liabilities and stockholders' deficit	$-	$-

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Operating expenses:
Selling, general and administrative expenses	$-	$8,650	$-	$39,177
Total operating expenses	-	8,650	-	39,177

Loss from operations	-	(8,650)	-	(39,177)

Other income (expenses):
Interest expense, related party	(11,525)	(11,525)	(23,050)	(23,050)

Net loss before income taxes	(11,525)	(20,175)	(23,050)	(62,227)

Income taxes	-	-	-	-

NET LOSS	$(11,525)	$(20,175)	$(23,050)	$(62,227)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	47,333,650	47,333,650	47,333,650

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,050)	$(62,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	-	18,451
Increase in accrued interest, related party	23,050	23,050
Net cash used in operating activities	-	(20,726)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related parties	-	20,000
Net cash provided by financing activities	-	20,000

Net decrease in cash	-	(726)

Cash, beginning of period	-	1,001
Cash, end of period

Cash, end of period	$-	$275

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the unaudited condensed financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed balance sheet as of August 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of results that may be expected for the year ending August 31, 2011. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

FEBRUARY 28, 2011

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

Basic and diluted net income (loss) per share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method, if any.  In computed Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of February 28, 2011, the Company has an accumulated deficit of $2,175,912 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of February 28, 2011 and August 31, 2010, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of February 28, 2011 and August 31, 2010, 47,333,650 shares of common stock were issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

At February 28, 2011 and August 31, 2010, related party loans consisted of the following:

	February 28, 2011	August 31, 2010
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$622,644	$622,644

Accrued interest on related party loans as of February 28, 2011 and August 31, 2010 was $108,115 and $85,064, respectively. Interest expense, related party was $11,525 and $11,525 for the three months ended February 28, 2011 and 2010, respectively, and $23,050 and $23,050 for the six months ended February 28, 2011 and 2010, respectively.

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

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrants have a weighted average remaining life of 7.25 years.

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

Results of Operations

Comparison Of The Six Months Ended February 28, 2011 To The Six Months Ended February 28, 2010.

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.

During the six months ended February 28, 2010, the Company incurred aggregate expenses of approximately $39,000.  These expenses were primarily independent director board fees of $11,571 and general administrative expenses in the amount of $27,606, which consisted mainly of the salaries of the Company officers and support staff. During the six months ended February 28, 2011, there were no such comparative expenses.

Interest expense, related party was $23,050 and $23,050 for the six months ended February 28, 2011 and 2010, respectively.

Comparison Of The Three Months Ended February 28, 2011 To The Three Months Ended February 28, 2010.

Revenues and Expenses

Since the date of incorporation, the Company has had no revenues.

During the three months ended February 28, 2010, the Company incurred aggregate expenses of approximately $8,700.  These expenses were primarily general administrative expenses in the amount of $8,650, which consisted mainly of the salaries of the Company officers and support staff. During the three months ended February 28, 2011, there were no such comparative expenses.

Interest expense, related party was $11,525 and $11,525 for the three months ended February 28, 2011 and 2010, respectively.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.  During the period covered by this Report the Company did not receive stockholder loans.

As of the end of our fiscal quarter on February 28, 2011, our total assets were $-0- and our total liabilities were $1,705,305.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to continue to pay our costs and expenses through shareholder loans during the foreseeable future.

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

Off Balance Sheet Arrangements

As of February 28, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.. Quantitative and Qualitative Disclosures About Market.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

Not Applicable.

Item 4: Mine Safety Disclosures.

Not Applicable.

Item 5: Other Information

Not Applicable.

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

