Form 10-K
period 2011-08-31
Laureate Resources & Steel Industries Inc.
filed 2013-07-03
CIK 1343011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2011, was $8,520,057.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Issuer had 47,333,650 shares of Common Stock, par value $0.0001, outstanding as of June 24, 2013.

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

	High	Low
Fiscal Year 2010
First quarter ended November 30, 2009	$0.10	$0.061
Second quarter ended February 28, 2010	$0.14	$0.03
Third quarter ended May 31, 2010	$0.04	$0.002
Fourth quarter ended August 31, 2010	$0.03	$0.005

Fiscal Year 2011
First quarter ended November 30, 2010	$0.005	$0.005
Second quarter ended February 28, 2011	$0.005	$0.0002
Third quarter ended May 31, 2011	$0.0002	$0.0002
Fourth quarter ended August 31, 2011	$0.08	$0.0002

(b) Holders.

As of June 24, 2013, there were 44 stockholders of record of the Company’s common stock.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended August 31, 2011 and 2010 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

COMPARISON OF THE YEAR ENDED AUGUST 31, 2011 TO THE YEAR ENDED AUGUST 31, 2010

Revenues

To date, the Company has had no revenues.

Operating expenses

Selling, general, and administrative expenses were $-0- in 2011 compared to $57,902 during 2010.

The decrease in costs is attributable to cease of its operations.

Other income (expenses)

Interest expenses to related party were $46,100 in the year 2011 compared to $46,100 during the year 2010. The amount is same as no additional loan received in these years.

Liquidity and capital resources

We have not derived any revenues from operations.  Our only capital has been obtained via issuance of common stock and shareholder loans.

The Company has not received any stockholder loans from Rudana Investment Group AG during the fiscal year covered by this Report.

As of the end of our fiscal year on August 31, 2011, our total assets were $-0- and our total liabilities were $1,728,355.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. We expect to pay our own costs and expenses through shareholder loans.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the year ended August 31, 2011 and 2010, the Company did not grant stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2011 and 2010 of $-0- and $-0-, respectively.

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2011 and 2010.

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

Off Balance Sheet Arrangements

As of August 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Laureate Resources & Steel Industries, Inc.

We have audited the accompanying balance sheet of Laureate Resources & Steel Industries, Inc. as of August 31, 2011 and 2010 and the related statements of operations, statement of stockholders' deficit and cash flows for each of the two years ended August 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laureate Resources & Steel Industries, Inc. at August 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements the Company was in “development stage” until February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations. The Company has an accumulated deficit of $ 2,198,962 as of August 31, 2011 and has not generated any revenue since inception.

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

/s/ RBSM LLP

New York, New York

June 25, 2013

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

BALANCE SHEETS

AUGUST 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$974,546	$974,546
Accrued interest payable, related parties	131,165	85,065
Loans payable, related parties	622,644	622,644
Total current liabilities	1,728,355	1,682,255

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,333,650 shares issued and outstanding as of August 31, 2011 and 2010	4,733	4,733
Additional paid in capital	465,874	465,874
Accumulated deficit	(2,198,962)	(2,152,862)
Total stockholders' deficit	(1,728,355)	(1,682,255)

Total liabilities and stockholders' deficit	$-	$-

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

	Year ended August 31,
	2011	2010
Operating expenses:
Selling, general and administrative expenses	$-	$57,902
Total operating expenses	-	57,902

Loss from operations	-	(57,902)

Other income (expenses):
Interest expense, related party	(46,100)	(46,100)

Net loss before income taxes	(46,100)	(104,002)

Income taxes	-	-

NET LOSS	$(46,100)	$(104,002)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	47,333,650	47,333,650

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENT OF STOCKHOLDERS DEFICIT

TWO YEARS ENDED AUGUST 31, 2011

					Additional		Total
	Preferred stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at August 31, 2009	-	$-	47,333,650	$4,733	$465,874	$(2,048,860)	$(1,578,253)
Net loss	-	-	-	-	-	(104,002)	(104,002)
Balance at August 31, 2010	-	-	47,333,650	4,733	465,874	(2,152,862)	(1,682,255)
Net loss	-	-	-	-	-	(46,100)	(46,100)
Balance at August 31, 2011	-	$-	47,333,650	$4,733	$465,874	$(2,198,962)	$(1,728,355)

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,100)	$(104,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	-	36,901
Increase in accrued interest, related party	46,100	46,100
Net cash used in operating activities	-	(21,001)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties, net	-	20,000
Net cash provided by financing activities	-	20,000

Net decrease in cash	-	(1,001)

Cash, beginning of period	-	1,001
Cash, end of period

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the financial statements.

LAUREATE RESOURCES & STEEL INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011 AND 2010

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s statements of operations.

For the year ended August 31, 2011 and 2010, the Company did not grant stock options to employees. The fair value of vesting options granted vested during the years ended August 31, 2011 and 2010 of $-0- and $-0-, respectively..

Comprehensive Income (Loss)

The Company follows Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company had no comprehensive income or losses at August 31, 2011 and 2010.

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

NOTE 3 - GOING CONCERN

The Company was in “development stage” till February 28, 2009 and during the year ended August 31, 2009, the Company ceased its operations.  As of August 31, 2011, the Company has an accumulated deficit of $2,198,962 and has not generated any revenue since inception.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of preferred stock. As of August 31, 2011 and 2010, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock. As of August 31, 2011 and 2010, 47,333,650 shares of common stock were issued and outstanding.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

At August 31, 2011 and 2010, related party loans consisted of the following:

	August 31, 2011	August 31, 2010
Loans payable, due on demand with interest at 7.5% per annum, unsecured	$622,644	$602,644

Accrued interest on related party loans as of August 31, 2011 and 2010 was $131,164 and $85,064, respectively. Interest expense, related party was $46,100 and $46,100 for the year ended August 31, 2011 and 2010, respectively.

During the year ended August 31, 2011 and 2010, the Compan1y incurred expense of $-0- and $11,571, respectively, as Board fees to Board members.

NOTE 6 - LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended August 31, 2011 and 2010:

	2011	2010
Net loss available for common shareholders	$(46,100)	$(104,002)
Loss per share (basic and assuming dilution)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	47,333,650	47,333,650
Fully diluted	47,333,650	47,333,650

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

The Company has not filed its income tax returns and therefore has not been able to estimate its net operating loss carryforwards for tax purposes as of August 31, 2011. The Company has provided a valuation reserve against the full amount of any net operating loss benefit and will be also for against the net operating losses, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2011 and 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company granted an option to purchase 500,000 shares of the Company’s common stock for $1 per share. The options vested on November 22, 2008 and are exercisable on February 22, 2009. The total value of the options using the Black Scholes Option Pricing Model (“Black Scholes”) was approximately $72,000 which is being charged to expense over the vesting period. The variables used in the Black Scholes model were as follows: volatility 50% and a 1 year treasury rate of 1.5%. The value of the options was expensed as of August 31, 2011 and 2010 for a value of $-0- and $-0- respectively. These stock options expired as of August 31, 2010.

Warrants

On May 10, 2008 (as subsequently amended) and May 22, 2008, the Company issued warrants (the “Warrants”) to purchase 23,666,825 shares of common stock at exercise price of $0.017 (post dividend) to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. The warrants have a weighted average remaining life of 6.75 years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of August 31, 2011, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in this Annual Report on Form 10-K for the year ended August 31, 2011 that our disclosure controls and procedures are not effective such that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of August 31, 2011.

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

In connection with the filing of this Annual Report on Form 10-K for the period ended August 31, 2011 our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of August 31, 2011, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weaknesses identified below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2011, the Company determined that the following items constituted material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of June 24, 2013:

Name	Age	Position
Hany Salem (1)	48	Chief Executive Officer and Director

(1)	Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Biographical Information Regarding Officers and Directors

Mr. Salem has served as the Chief Executive Officer and Director of the Company since April 18, 2012. Mr. Salem has served as an advisor, consultant, and investment manager providing services to high net-worth individuals primarily in Europe and Middle East.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe to the best of our knowledge that during the year ended August 31, 2011, all such filing requirements applicable to our officers and directors were complied with.

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

Audit Committee and Charter

Audit committee functions are currently performed by our entire board of directors, in accordance with the Company’s audit committee charter. As of August 31, 2011, the Company had four directors. The Company’s Board of Directors has determined that directors Dr. Augustine Fou, Mr. Luigi Pugni and Mr. Federico Mazzolari are independent.  The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The Company expects to establish an audit committee in the foreseeable future, consisting only of directors who are independent.

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

Summary Compensation Table

Name and Principal Position	Year (1)	Salary	Option Awards	Total
Hany Salem(2)	2011	$-	$-	$-
	2010	$-	$-	$-

(1) The Company’s fiscal year ends August 31.

(2) Appointed as the Company’s Chief Executive Officer as of April 18, 2012.

None of the officers earned any bonus, restricted stock awards, option awards or any other annual or long term compensation except as set forth in the table above.

Outstanding Equity Awards at Fiscal Year-End(1)

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended August 31, 2011.

Director Compensation

The following table sets forth all compensation paid to the Company’s directors for their respective services rendered as directors during the fiscal year ended August 31, 2011.

Name	Fees Earned or Paid in Cash	Total
Olivier de Vergnies (1)	$-	$-

(1)	Olivier de Vergnies resigned as a member of the Company’s Board of Directors in 2012.

Olivier de Vergnies received no compensation for his service as a Director of the Company.

Director(s) receive reimbursement for reasonable out of pocket costs incurred in connection their service as Director(s).

Equity Incentive Plan

The Company expects to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended August 31, 2011 and make grants under such plan in accordance with comparable industry standards.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 24, 2013 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and named executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 47,333,650 issued and outstanding shares of the Company's common stock as of June 24, 2013.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	5,000,000	0	5,000,000	10.56%
Executive Officers and Directors				0
Olivier de Vergnies (2)	0	0	0	0
Hany Salem(3)	0	0	0	0
All Officers and Directors as a Group (2 individuals)	0	0	0	0

(1) On February 6, 2008, Rudana acquired 5,000,000 shares of the Company’s common stock from Thomas Mills.

(2) Mr. Vergnies served as a Director of the Company from June 18, 2008 until 2012.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since July 2008:

At August 31, 2011, the Company had an outstanding loan from Rudana Investment Group AG in the amount of $622,644. The loan is unsecured and due on demand with interest at 7.5% per annum.

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

As of August 31, 2011, the Company had three directors.  The Company’s Board of Directors has determined that directors Mr. Luigi Pugni and Mr. Federico Mazzolari are independent. The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee. Both of these committees consist of the entire Board of Directors.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed by RBSM LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2011 totaled $-0-.

Audit-Related Fees

The aggregate fees billed by RBSM, LLP for audit related services for the fiscal year ended August 31, 2011, and which are not disclosed in “Audit Fees” above, were $-0-. The aggregate fees billed by RBSM, LLP for audit related services for the fiscal year ended August 31, 2010, and which are not disclosed in “Audit Fees” above, were $-0-.

Tax Fees

The aggregate fees billed by RBSM, LLP for tax compliance for the fiscal year ended August 31, 2011 was $-0-. The aggregate fees billed by RBSM, LLP for tax compliance for the fiscal year ended August 31, 2010 was $-0-.

All Other Fees

The aggregate fees billed by RBSM, LLP for services other than those described above, for the year ended August 31, 2011, were $-0-. The aggregate fees billed by RBSM, LLP for services other than those described above, for the year ended August 31, 2010, were $-0-.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

3.2	By-Laws, amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.1	Share Cancellation Agreement, dated as of January 30, 2008, by and between Kingston Mines Ltd. and Lou Hilford, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended February 29, 2008, filed with the Securities and Exchange Commission on April 21, 2008.

10.2	Securities Purchase and Sale Agreement, dated February 6, 2008 between Rudana Investment Group AG and Thomas Mills, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on February 15, 2008.

10.63	Promissory Note, dated as of April 16, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.4	Warrant, dated as of May 10, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.5	Amendment to Warrant, dated as of May 22, 2008, by and between the Company and Arimathea Limited, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.
10.6	Warrant, dated as of May 22, 2008, issued by the Company to Arimathea Limited, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.7	Mineral Claim Sales Agreement, dated as of May 28, 2008, by and among the Company and Thomas Mills, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.8	Promissory Note, dated as of May 29, 2008, by the Company, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

10.9	Director’s Agreement, dated as of June 17, 2008, by and between the Company and Olivier de Vergnies, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008, filed with the Securities and Exchange Commission on July 21, 2008.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 attached to Form 10-KSB filed with the Securities and Exchange Commission on December 18, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laureate Resources & Steel Industries Inc.

By:	/s/ Hany Salem
Name: Hany Salem
Title: Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
Date: July 3, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hany Salem
Name: Hany Salem
Title: Director
Dated: July 3, 2013

